Form 10QSB
period 2004-11-30
BOOMERS CULTURAL DEVELOPMENT, INC.
filed 2005-01-19
CIK 1295961

As filed with the Securities and Exchange Commission on January 19, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2004

OR

[  ]                                 TRANSITION REPORT PURSUANT TO SECTION 13
                                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the transition period from __________ to ______________

Commission File Number 333-118138

Boomers’ Cultural Development, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0428608
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

71524 – 1453 Johnston Road,

White Rock, British Columbia,  Canada V4B 3Z0

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code       (604) 592-3577

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___   No   X

Number of shares outstanding of the registrant’s class of common stock as of January 15, 2005: 4,550,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended November 30, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page Number

Balance Sheets

3

Statements of Operations

……….

4

Statements of Cash Flows

5

Statement of Stockholder’s Equity

6

Notes to the Financial Statements

7 to 9

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2004

(Unaudited – prepared by management)

 BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM BALANCE SHEET

NOVEMBER 30, 2004

(prepared by management)

	November 30, 2004 Unaudited	February 29 2004 Audited

ASSETS

Current
Cash	$9,196	$20,989
Prepaid	143	0
	9,339	20,989

Computer Equipment	1,433	0

	$10,772	$20,989

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,433	$2,225

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
3,900,000 common shares	3,900	3,900

Additional paid-in capital	17,100	17,100

Deficit Accumulated During The Development Stage	(12,661)	(2,236)
	8,339	18,764

	$10,772	$20,989

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

NINE-MONTH PERIOD ENDED NOVEMBER 30, 2004

(Unaudited – prepared by management)

	Three month period ended November 30, 2004	Nine month period ending November 30, 2004	Cumulative amounts from Date of Incorporation on February 5, 2004 to November 30, 2004

Revenue	$-	$-	$-

Expenses
Organizational costs	0	309	1,034
Professional fees	4,598	9,598	11,098
Office and administration	194	518	529
	4,792	10,425	12,661

Net Loss For The Period	$(4,792)	$(10,425)	$(12,661)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	3,900,000	3,900,000

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

NINE-MONTH PERIOD ENDED NOVEMBER 30, 2004

(Unaudited – prepared by management)

	Three month period ending November 30, 2004	Nine month period ending November 30, 2004	Cumulative amounts from Date of Incorporation on February 5, 2004 to November 30, 2004

Cash Flows From Operating Activities
Net loss for the period	$(4,792)	$(10,425)	$(12,661)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	1,933	208	2,433
Prepaid expenses	0	(143)	(143)
	(2,859)	(10,360)	(10,371)

Cash Flows from Investing Activity
Purchase of computer equipment	(1,433)	(1,433)	(1,433)

Cash Flows From Financing Activity
Issuance of common shares	-	-	21,000

Increase In Cash During The Period	(4,292)	(11,793)	9,196

Cash, Beginning Of Period	13,488	20,989	-

Cash, End Of Period	$9,196	$9,196	$9,196

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

NOVEMBER 30, 2004

(Unaudited – prepared by management)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

February 12, 2004 – Shares issued for cash at $0.001	2,000,000	$2,000	$-	$-	$2,000
February 27, 2004 – Shares issued for cash at $0.01	1,900,000	1,900	17,100	-	19,000

Net loss for the year	-	-	-	(2,236)	(2,236)

Balance, February 29, 2004	3,900,000	3,900	17,100	(2,236)	18,764

Net loss for the period				(10,425)	(10,425)

Balance, November 30, 2004	3,900,000	$3,900	$17,100	$(12,661)	$8,339

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2004

(Unaudited – prepared by management)

1.

BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited February 29, 2004 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’s February 29, 2004 audited financial statements.

2.

NATURE AND CONTINUANCE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, United States of America, on February 5, 2004.  The Company’s year end is February 28, 2005.

b)

Development Stage Activities

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.  The Company intends to establish itself as a provider of personally guided tours for visitors to British Columbia, Canada.  The Company will source destination venues and add to the travel experience by combining guides that are able to provide an informative and educational background as well as an entertainment factor.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $12,661 for the period from inception, February 5, 2004, to November 30, 2004, and has no sales.  The future of the Company is dependent upon future profitable operations from the development of its services as a provider of personally guided tour for visitors.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2004

(Unaudited – prepared by management)

3.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Organizational and Start-Up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

b)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

a)

Computer Equipment

Computer Equipment is recorded at cost.  Amortization of equipment is calculated on a straight-line basis at an annual rate of 30%.  No amortization is taken in the month of purchase.

b)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2004

(Unaudited – prepared by management)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At November 30, 2004, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

f)

Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

g)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4.

SUBSEQUENT EVENT

On December 24, 2004 the Company accepted subscriptions for 650,000 shares of its common stock from 42 investors.  The shares were issued at a price of $0.10 per share, under a registration statement effective November 5, 2004 as filed with the Securities and Exchange Commission.  As of the date hereof, there are 4,550,000 outstanding shares of the company’s common stock.

Item 2.   Management’s Plan of Operation

Boomers’ Cultural Development, Inc. was incorporated under the laws of the state of Nevada on February 5, 2004. Our Company’s fiscal year end is February 28.

On November 5, 2004 our Form SB-2 registration statement became effective, enabling a registered offering of a maximum of 650,000 shares at a price of $0.10 per share. During December, 2004 we accepted subscriptions for the maximum offering from 42 subscribers. At present, our common shares are not posted for trading or listed on any exchange.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

We are planning to develop a company that will provide personally guided tours for visitors to the Pacific Northwest, and then market these tours for the national and international retail travel industry. We will source destination venues, and add to the travel experience by combining guides that are able to provide an informative and educational background as well as an entertainment factor.  We are in the process of establishing ourselves as an integrator of various travel disciplines, providing specialized group tours by combining travel to varied destinations coupled with personal growth, education and/or entertainment opportunities.

Our niche market is focused on the “baby boomers’” whose needs and wants include travel-related opportunities, or “learning vacations”, to experience education cultural exchanges or the pursuit of their own gratification in other fields. As the baby boomer population reaches their peak spending years, we believe they are making their purchasing decisions based on value received rather than the amount charged.  Further, our limited research leads us also to believe many companies serve a clientele that can afford to spend a reasonable extra amount for an increase in quality.  We believe these factors combine to create the potential market opportunity for our company.

We presently have no arrangements with any of the businesses mentioned.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 Registration Statement, Amendment 2, filed on October 26, 2004.

Over the next 12 months, we plan on offering a layered market-oriented client application and a database of visitor information regarding cultural activities providing multiple destination choices for the tourist. Our logo will be the local identifier for visitors to recognize a participant in our program. Such commercial partners paying for the use of our logo will also benefit from being party to other value based features in our client base.

We hope to develop a number of revenue streams from the services that we provide. Revenues will be generated by creating and selling custom package tours.  As a second source of revenue, we plan to be able to earn revenues by directing our clients to use the services of other providers, thus receiving commissions for bookings that are made from referrals. In addition, we hope to develop sufficient recognition that our logo will have value in that other businesses will choose to align themselves with us, developing revenues from businesses that choose to be part of our programs.

We are now planning to design and build our website at an initial cost of about $2,000. We are presently evaluating certain potential domain names, all of which contain the word “Boomers”. Once a decision has been made regarding a domain name, registration of our website domain name will be implemented. The website will provide basic information and facts about the services being offered. Besides offering exposure to the general public, the website will have the capability of handling the queries of potential customers. Web server space will be contracted from a local Internet Service Provider (ISP), which has not yet been chosen. We expect that this will be fully developed within the first six months by which time the budget of $7,000 will be fully expensed.

Development of our marketing and promotion materials will be the next priority. This will include having business cards printed and brochures designed and printed. The company’s management team, initially operating from their homes, expect to be calling on clients from their previous positions to establish their presence in the marketplace. We anticipate these initial costs will be approximately $15,000. Since we intend to operate with a very limited administrative support system, our officers will continue to be responsible for these duties for at least the first year of operations.

By the fourth month we plan to begin purchasing office furniture and equipment as well as some computer hardware at an approximate cost of $6,000.

We intend to design and create private tour label tours and then market the tour packages to the national and international retail travel industry. By the seventh month we plan to have our first tour package defined clearly and available for market. Our marketing strategy is to explore the potential in marrying the successful background of larger events, and their audiences, with any number of smaller venues, to expand on the ultimate experience. The savings resulting from bulk buying of these diversified ingredients is passed on to the traveler. Dozens of factors must be carefully considered and weighed before each tour program is finalized.

We plan to develop relationships with major international and domestic carriers and tour companies offering a variety of programs thereby connecting business traffic with international markets. By the ninth month we will endeavor to further the marketing by developing corporate alliances with business and government agencies. It is expected that this will involve some travel at an estimated cost of $10,000. Additionally, we will seek out industry experts to source the latest available products in an attempt to keep abreast of the latest trends.

To summarize, the following chart provides an overview of our planned budgeted expenditures over the next 12 months, by major area of activity:

Expenses Marketing and Promotion Office Furniture, Equipment and Supplies Legal and Accounting Website Hosting and Telecom Miscellaneous Administrative Costs Total	30,000 12,000 10,000 10,000 6,000 68,000

As of the filing date of this report, we have $9,196 in cash.  Subsequently in December 2004, we completed our offering of 650,000 shares of common stock under an effective Form SB-2, whereby we raised net proceeds of $65,000.  We believe that our cash resources are sufficient to satisfy our needs over the next 12 months. Our ability to satisfy cash requirements thereafter, and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At November 30, 2004, we had working capital of $6,906, compared to working capital of $18,764 at February 29, 2004. At November 30, 2004, our total assets consisted of $10,772, which included cash of $9,196, prepaid expenses of $143 and $1,433 of computer equipment. This compares with total assets at February 29, 2004 consisting solely of $20,989 in cash.

At November 30, 2004, our total current liabilities, all accounts payable, increased slightly to $2,433 from $2,225 at February 29, 2004.

We have not had revenues at any time since inception. Although there may be sufficient capital to execute our business plan over the next 12 months, our long term survival may be dependent on funding from sales of securities and, as necessary, or from shareholder loans.

We do not anticipate conducting any research and development directly, or hiring additional employees in the next 12 months.

Results of Operations

Our company posted losses of $4,792 for the three months ended November 30, 2004, and $10,425 for the nine months ended November 30, 2004. Comparisons to earlier periods are not meaningful, as our company only commenced operations on February 5, 2004. From inception to November 30, 2004 we have incurred losses of $12,661. The principal component of losses for the nine months ended November 30, 2004 was professional fees of $9,598, office expenses of $518 and organizational costs of $309.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures.  The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 5, 2004, our Form SB-2 Registration Statement, commission file number 333-118138, became effective, enabling us to offer up to 650,000 shares of common stock of our company at a price of $0.10 per share.

During December 2004 we accepted subscriptions from 42 subscribers for the maximum offering of 650,000 shares and cash proceeds to our company of $65,000. No commissions were paid on any of the above issuance.  As of the date of this Quarterly Report, there are 4,550,000 outstanding common shares in our Company, of which 3,900,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from November 5, 2004 to November 30, 2004 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Accounting	0	$2,072
Office and administration	0	$7

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net Proceeds to the Issuer from the offering were $65,000.

Following is a table detailing the use of net offering proceeds to the ending date of this report which is November 30, 2004.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Computer Equipment	0	$1,433

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS

 (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

By-laws*

31.1

Certification of CEO pursuant to 18 U.S.C. ss. 1350, Section 302

31.2

Certification of CFO pursuant to 18 U.S.C. ss. 1350, Section 302

32.1

Certification pursuant to 18 U.S.C. ss. 1350, Section 906

32.2

Certification pursuant to 18 U.S.C. ss. 1350, Section 906

*  Incorporated by reference to our Form SB-2 Registration Statement, File Number 333-118138, filed on August 12, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of January, 2005.

   Boomers’ Cultural Development, Inc.

Date: January 19, 2005

              By:

          /s/ Bruce Ellsworth

                         Bruce Ellsworth

           President/CEO

By:

           /s/ Lorena Jensen

           Lorena Jensen

                                                                                 Chief Financial Officer