Form 10KSB
period 2005-02-28
BOOMERS CULTURAL DEVELOPMENT, INC.
filed 2005-06-14
CIK 1295961

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number  333-118138

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0428608
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1453 Johnston Road, #71524, White Rock, British Columbia, Canada V4B 5J5

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code                                 604-592-3577

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ______No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's net revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

$6,500 as of May 22, 2005

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,550,000 as of May 22, 2005

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

TABLE  OF CONTENTS

Page

PART I
Item 1. Description of Business	4
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	9

PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters	9
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7. Financial Statements and Supplementary Data	13
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	24

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons	24
Item 10. Executive Compensation	25
Item 11. Security Ownership of Certain Beneficial Owners and Management	26
Item 12. Interest of Management and Others in Certain Transactions	27
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8 -K	28
Item 14. Principal Accountant Fees and Services	28
Financial Statements	13
Signatures	29

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Boomers’ Cultural Development, Inc. (referred to in our report as “Boomers or the Company”) was incorporated on February 5, 2004, in the State of Nevada.  Our Company's principal executive offices are located at 1453 Johnston Road, #71524, White Rock, British Columbia, Canada  V4B 5J5. Our telephone number is (604) 592-3577.

We have not yet commenced operations and we currently have no business revenue and no significant assets.  Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Subsequent to incorporation, Boomers has been in the developmental stage and has no operations to date. Our initial operations with respect to our business plan only commenced in the third quarter of our current fiscal year, concurrent with the completion of our public offering. Prior to the offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On November 5, 2004, our Form SB-2 registration statement was declared effective, enabling a registered public offering of up to 650,000 shares at a price of $0.10 per share. During December, 2004, we accepted subscriptions for the maximum offering from 42 subscribers. At present, our common shares are not posted for trading or listed on any exchange.

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

We presently have no arrangements with any of the businesses mentioned.  Additionally, we have not had any discussions or plans to acquire or merge with any other business or company.

Principal Products and Services

We are planning to become a service-oriented firm, intending to profit from integrating baby boomers’ (typically travelers aged 45 - 70) wants/needs with local destination venues (cultural events and services).  We are in the process of establishing ourselves as an integrator of various travel disciplines, providing specialized group tours by combining travel to varied destinations coupled with personal growth, education and/or entertainment opportunities.

We intend to design and create private label tours and tour packages to destinations in British Columbia and then market the tour packages to the national and international retail travel industry. This would likely include ‘learning vacations’, or vacations that travel beyond the traditional and present an in-depth learning adventure.  These vacations could include taking in an art class taught by an internationally known artist living in the local area; taking an historical railway journey; or participating in culinary and theatre experiences.

The tours may also include such destinations as ski resorts, hunting lodges, golfing venues, and marine based resorts. The accommodations will include traditional hotel and motel venues as well as the bed & breakfast offerings, or non-traditional accommodations such as staying in local boarding houses or First Nations’ lodges.  Travel is expected to cross all means of transportation including air, rail, auto, bus, and ship.  Other non-traditional transportation may include horseback, steamer, hot air balloon, or perhaps even a glider.

The personal growth/educational segments may include historical railway journeys, maritime discoveries, or culinary and theatrical experiences.

We are planning to develop relationships with major international and domestic carriers and tour companies offering a variety of programs to market our services, thereby connecting business traffic with international markets. We believe these relationships will be reciprocal in nature, under which we should receive benefit from the associated costs.  We plan to develop a private label vacation package product that will feature such activities as; cruises, golf vacations, theme parks, resort packages, cultural, educational, and ocean themed vacations.  We will tailor packages according to the distinctions of destination as well as ‘vertical’ themes. Examples of ‘vertical’ themes may include exploring the art and traditions of the First Nations Peoples on the West Coast or following the historical gold rush trail through British Columbia to the Yukon.

Potential Market

The tourism and service industry plays a major role in the economic growth for British Columbia. The travel and entertainment industry is a multi-million dollar industry, and tourism has become the number one industry for British Columbia. Destination resorts and venues are continuing to be built.  These differing resorts and venues are being designed and built to appeal towards broad demographics and to cross all interest groups.

Our perceived niche market is the baby boom generation seeking travel-related opportunities to experience educational and cultural exchanges. As baby boomers reach their peak spending years, we believe they are making their purchasing decisions focused on received value and experience, rather than the amount charged.  Further, our limited research leads us also to believe many companies serve a clientele that can afford to spend a reasonable premium amount for a commensurate increase in quality.  We believe all of these factors combine to create the market opportunity for our Company.

Competition and Competitive Strategy

A large number of existing travel service providers focus solely on selling airline tickets, venues and rooms. While we plan to work within this framework, we will also add the cultural experience components travelers often seek through strategic relationships with local artists, attractions etc.

Our unique concept will help local community arts organizations gain audiences. Our ultimate success will be measured by the number of local artists and groups that we align ourselves with, the number of customers that book with us, and, the number of commercial outlets such as hotels, motels, golf course, restaurant chains and large tourist carriers that pay us for value based propositions we can offer to the public.

An example of a commercial outlets value-based proposition being offered to the our clients would be meal discounts for the artist or theater group upon successful introduction and client management by our Company. Another example might be the use of the motel van in lieu of the artist using their own vehicle to transport the vacationers between the event and the accommodations.

Some possible cultural events may include; private or group art lessons; attending a genre based musical production; attending a religious or secular seasonal production; ice follies; attending First Nations events; or arranging work on a Western buffalo farm or an organic herb farm.

Distribution

We plan to focus our efforts in British Columbia with travel and tourism partners, with the view of promoting local businesses. Matching tourists and destinations is key to our ultimate success.

Sources and Availability of Products and Supplies

Our Directors, through their industry experience and connections, are able to develop the various aspects of the business including accommodation, transportation and food availability.

Dependence on One or a Few Major Customers

This business is not the type of business that is, or can be dominated by one or a small number of businesses.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry that would give cause for any patent, trademark or license infringements or violations.  We have not entered into any franchise agreements or other contracts that could give rise to obligations or concessions

Governmental Controls and Approvals

As a service provider, the major area for governmental control or need for government approval would be concerning business licensing, labor and occupational health and safety standards. Our Officers and Directors are aware of the various requirements in this regard and will make the necessary arrangements as the business grows and employees are hired.

Existing or Probable Government Regulations

Other than the licensing requirements discussed above, there are no other types of government regulations existing or being contemplated that would adversely affect our ability to operate.

Research and Development Activities and Costs

We have no plans to undertake any research and development activities into the foreseeable future, if at all. Our business is not dependent on research and development.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that address issues specific to our business.

Employees

Our company has no employees at present. Our President and Board Members are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable sales revenue flowing into our Company. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Our President and Board Members presently devote only a portion of their time to the operation of our business (See Item 10).

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We have a limited operating history.

We have a limited operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

We may require significant additional financing before our products may be marketed and sold successfully and profitably.

We have only raised $65,000 and we anticipate that this amount will only be sufficient to fund our proposed operations for 10-12 months. Accordingly, our ability to continue to sell our services to potential customers, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. We have limited financial resources and to date and no cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Our success depends on our ability to attract and retain collaborative business partners over whom we have limited control.

Our business will depend on our ability to enter into arrangements with corporate partners related to our travel packages and services. Typically we will have to rely to some extent on their ability to market and sell our services as part of their total customer travel package. Consequently, our success depends upon our partners' ability to perform these tasks. There can be no assurance that we will be able to establish necessary arrangements on favorable terms, or at all, or that these agreements will be successful.

Our products and services may not gain commercial market acceptance.

Whether or not any our products gain market acceptance among the travel industry in general, as well as the degree of market acceptance of any of our products and services, depends on a number of factors such as:

- cost-effectiveness

- potential advantage over alternative products

- additional experience gained from the trip or service

- marketing, distribution, support and feedback for the products and services

If our products do not achieve significant market acceptance, our business, financial condition and results of operations will be harmed.

Competition in our targeted markets is intense and competition could render our product and service offerings non-competitive.

The travel industry is highly competitive and subject to significant and rapid change. Offerings and pricing by competitors within the industry could render our products or services non-competitive. Some of these products may be more desirable. We expect competition to increase over time.

Many competitors and potential competitors have substantially greater capabilities and financial, marketing and human resources than we do.

Our lack of marketing and sales experience means that we must rely on the efforts of others to commercialize our products and services.

We do not have a marketing, sales or distribution capability. We intend to enter into arrangements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales arrangements with others on favorable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others and which efforts may not be successful. If we are unable to enter into satisfactory third-party arrangements, then we must develop a marketing and sales force, which may need to be substantial in size, in order to achieve success. We may not successfully develop or obtain the necessary marketing and sales experience or have sufficient resources to do so. If we fail to establish successful marketing and sales capabilities or to enter into successful marketing arrangements with third parties, our business, financial condition and results of operations will be materially adversely affected.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit BCD’s Success.

Presently the officers and directors of the Company allocate only a portion of their time to the operation of our business.  Although Mr. Ellsworth is prepared to spend up to 40 hours a week towards the operations of our Company, Ms. Jensen and Ms. Schut will only be able to dedicate up to 20 hours a week.

If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.  Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, Morgan and Company, Chartered Accountants, state in their audit report, dated June 2, 2005, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Difficulty For BCD Stockholders to Resell Their Stock Due to a Lack of Public Trading Market

There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future.  We have applied to have our common stock posted for trading on the OTC / Bulletin Board as soon as practicable.  However, there can be no assurance that the Company's shares will be quoted on the OTC / Bulletin Board.  Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

"Penny Stock" Rules may restrict the market for the Company's shares

Should we be successful in obtaining a trading symbol, our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors  with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

ITEM  2.     DESCRIPTION OF PROPERTY.

We do not own or rent facilities of any kind.  At present we are operating from our official address that is located within the offices of Mr. Ellsworth, our President.  This space is provided free of charge.  We will likely continue to use this space for our executive offices for the next 12 months.

We do not have any plants and have minimal equipment for the operation of our office.

We do not have any investments or interests in any real estate.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held a stockholders meeting, or submitted matters to a vote of stockholders. Our fiscal year ending February 28, 2005 was our first full year of operations, subsequent to our incorporation on February 5, 2004.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are currently in the process of attempting to obtain a trading symbol under which our shares can be posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned. Therefore, a shareholder will likely be unable to resell our common shares should he or she desire to do so, until we obtain approval to trade publicly and a regular trading market develops. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans until a regular trading market develops.

Of the 4,550,000 shares of common stock outstanding as of May 22, 2005, 3,900,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. These shares became available for resale to the public on February 28, 2005 subject to the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will equal approximately 45,500 shares; or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

We have no outstanding options or warrants, or other securities convertible into common stock.

At May 22, 2005, there were 45 holders of record.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Our stock currently is not traded on any stock exchange or quoted on any stock quotation system. We are currently in the process of attempting to obtain approval to have our shares posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned.

Once a trading symbol is assigned, quotations on the OTCBB will reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on February 5, 2004.

Mr. Bruce Ellsworth purchased 1,500,000 shares of common stock on February 12, 2004 for $1,500 or $0.001 per share.

Ms. Lorena Jensen purchased 500,000 shares of common stock on February 12, 2004 for $500 or $0.001 per share.

On February 27, 2004, a private offering was completed, under which 1,900,000 shares of common stock was sold to Mssrs Ellsworth (500,000 shares), Jensen (600,000 shares) and Schut (800,000 shares) for $19,000 or $0.01 per share.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We for the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers are Directors and Officers of our Company.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

SALE OF FROM REGISTERED SECURITIES AND USE OF PROCEEDS

During the month of December, 2004 we accepted subscriptions for a public offering under a Form SB-2 Registration Statement for 650,000 shares of our common stock.  42 persons subscribed for our shares at the offering price of $0.10 per share. The offering was fully subscribed for. No underwriters were used, and no commissions or other remuneration was paid except to our Company.

Following is the use of proceeds for actual expenses incurred for our account from November 5, 2004 to February 28, 2005 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Office and administration	0	$40
Transfer agent	0	1,997

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net Proceeds to the Issuer from the offering were $65,000.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Office furniture & equipment	0	$1,433
Website software development	0	4,000
Marketing	0	4,000
Office & administration	0	525
Legal & accounting	0	2,908

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 75,000,000 shares of Common Stock, $.001 par value. At present, we are not authorized to issue any series or shares of preferred stock. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our company, common stockholders are entitled to receive the net assets of our Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted

Stock Purchase Warrants

None.

Stock Purchase Options

None.

Dividends

We have not paid any cash dividends since inception. We do not intend to pay cash dividends in the foreseeable future, but intend to retain earnings, if any, for use in our business operations.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve Months

During the month of December 2004 we raised $65,000 from the sale of 650,000 common shares under our Registration Statement on Form SB-2. The offering was fully subscribed. This offering placed $65,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months.

Our future operations are also dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We plan to offer a layered market-oriented client application and a database of visitor information regarding cultural activities providing multiple destination choices for the tourist. Our logo will be the local identifier for visitors to recognize a participant in our program. Commercial partners paying for the use of our logo will also benefit from being party to other value based features in our client base.

We hope to develop a number of revenue streams from these services. Ultimately, revenue will be generated from creating and selling custom package tours.  We plan to be able to earn secondary revenues by directing our clients to use the services of other providers, thus receiving commissions for bookings that are made from referrals. In addition, we hope to develop sufficient recognition that our logo will have value in that other businesses will choose to align themselves with us, developing revenues from businesses that choose to be part of our programs.

We have begun to develop our website at an approximate initial cost of $4,000. The website provides basic information and facts about the company.  The designated pages that will detail our products and services are under construction.  Besides offering exposure to the general public, the website will also handle queries of potential customers. Web server space is being provided by a local Internet Service Provider (ISP).

During the fourth quarter, subsequent to the completion of our public offering, we spent approximately $4,000 on initial marketing, $525 on office equipment and $2,900 on professional fees, leaving us a balance of cash on hand of $61,722 at the end of our fiscal year. All of the above noted expenditures were contemplated in our initial plan.

During the initial stages of the company’s growth our officers and directors are providing all of their labor required to develop our business at no charge. The members of the board, initially operating from their homes, expect to be calling on past clients to establish their presence in the marketplace. Since we intend to operate with a very limited administrative support system, the officers and directors will continue to be responsible for these duties for at least the first year of operations.

Over the next 6 months we plan to have our first tour package defined clearly and available for market. Our marketing strategy is to explore the potential in marrying the successful background of larger events, and their audiences, with any number of smaller venues, to expand on the ultimate experience. The savings resulting from bulk buying of these diversified ingredients is passed on to the traveler. Dozens of factors must be carefully considered and weighed before each tour program is finalized.

Concurrently, we plan to develop relationships with major international and domestic carriers and tour companies offering a variety of programs thereby connecting business traffic with international markets. By October, 2005 we will endeavor to further the marketing by developing corporate alliances with business and government agencies. It is expected that this will involve some travel at an estimated cost of $10,000. As well, we will seek out industry experts to source the latest available products in an attempt to keep abreast of the latest trends.

Our ability to succeed is uncertain because we currently have no operating history upon which to base our growth projections.  We expect, however, to experience significant growth when we are operational, and anticipate such growth will continue for the foreseeable future.

Our growth may place a significant strain on our managerial, financial, and operational resources.  Failure to manage our growth effectively could harm our ability to generate revenues, which could impair our ability to compete, market, and promote our services.

Expenditures

The following chart provides an overview of our planned expenditures by major area of activity, for the next 10-12 month period:

Expenses Marketing and Promotion Office Furniture, Equipment and Supplies Legal and Accounting Website Hosting and Telecom Miscellaneous Administrative Costs Total	$ 26,000 10,600 7,100 3,000 5,500 $ 52,200

Subsequent to our fiscal year end, we have incurred additional expenditures of approximately $5,000 for marketing expenses, $3,600 for office equipment and supplies and $1,000 for professional fees. As of the date of this report, our net cash balance is $48,711. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 10-12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates.  We presently only transact business in Canadian and US Dollars.  We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings.  We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page 14 of this Form 10-KSB, and include:

•

the report of independent accountants

•

balance sheet as of February 28, 2005

•

statements  of  operations,  cash  flows  and  stockholders' deficiency for February 5, 2004   (incorporation date) to February 28, 2005

•

notes to the financial statements

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FEBRUARY 28, 2005 AND 2004

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Boomers’ Cultural Development, Inc.

(A development stage company)

We have audited the balance sheets of Boomers’ Cultural Development, Inc. (a development stage company) as at February 28, 2005 and 2004, and the statements of loss, cash flows, and stockholders’ equity for the year ended February 28, 2005, for the period from inception, February 5, 2004, to February 29, 2004, and for the cumulative period from inception, February 5, 2004, to February 28, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2005 and 2004, and the results of its operations and its cash flows for the year ended February 28, 2005, for the period from inception, February 5, 2004, to February 29, 2004, and for the cumulative period from inception, February 5, 2004, to February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $23,433 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1(c).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                             /s/“Morgan & Company”

June 2, 2005

                                                                                                                Chartered Accountants

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	FEBRUARY 28
	2005	2004

ASSETS

Current
Cash and cash equivalent	$61,722	$20,989

Capital Assets, net of amortization	1,323	-
Website Development Costs, net of amortization	2,800	-

	$65,845	$20,989

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,278	$2,225

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
4,550,000 common shares at February 28, 2005
3,900,000 common shares at February 29, 2004	4,550	3,900

Additional paid-in capital	81,450	17,100

Deficit Accumulated During The Development Stage	(23,433)	(2,236)
	62,567	18,764

	$65,845	$20,989

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	FEBRUARY 5	FEBRUARY 5
	ENDED	2004 TO	2004 TO
	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Organizational costs	309	725	1,034
Professional fees	12,506	1,500	14,006
Office and administration	3,072	11	3,083
Marketing	4,000	-	4,000
Amortization	1,310	-	1,310
	21,197	2,236	23,433

Net Loss For The Period	$(21,197)	$(2,236)	$(23,433)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	3,986,645	2,316,667

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	FEBRUARY 5	FEBRUARY 5
	ENDED	2004 TO	2004 TO
	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(21,197)	$(2,236)	$(23,433)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	1,310	-	1,310
Accounts payable and accrued liabilities	1,053	2,225	3,278
	(18,834)	(11)	(18,845)

Cash Flows From Investing Activity
Additions to capital assets	(1,433)	-	(1,433)
Additions to intangibles	(4,000)	-	(4,000)
	(5,433)	-	(5,433)

Cash Flows From Financing Activity
Issuance of common shares	65,000	21,000	86,000

Increase In Cash During The Period	40,733	20,989	61,722

Cash, Beginning Of Period	20,989	-	-

Cash, End Of Period	$61,722	$20,989	$61,722

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION FEBRUARY 5, 2004 TO FEBRUARY 28, 2005

(Stated in U.S. Dollars)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Inception, February 5, 2004	-	$-	$-	$-	$-

February 12, 2004 – Shares issued for cash at $0.001	2,000,000	2,000	-	-	2,000
February 27, 2004 – Shares issued for cash at $0.01	1,900,000	1,900	17,100	-	19,000
Net loss for the period	-	-	-	(2,236)	(2,236)

Balance, February 29, 2004	3,900,000	3,900	17,100	(2,236)	18,764

December 2004 - Shares issued for cash at $0.10	650,000	650	64,350	-	65,000
Net loss for the year	-	-	-	(21,197)	(21,197)

Balance, February 28, 2005	4,550,000	$4,550	$81,450	$(23,433)	$62,567

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2005 AND 2004

(Stated in U.S. Dollars)

1.

NATURE AND CONTINUANCE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, United States of America, on February 5, 2004.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to establish itself as a provider of personally guided tours for visitors to British Columbia, Canada.  The Company will source destination venues and add to the travel experience by combining guides that are able to provide an informative and educational background as well as an entertainment factor.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,433 for the period from inception, February 5, 2004, to February 28, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services as a provider of personally guided tours for visitors.  Management has plans to seek additional capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.

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

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2005 AND 2004

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  At February 28, 2005, the Company had no cash equivalents.

b)

Organizational and Start-Up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

c)

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

d)

Capital Assets

Capital assets are recorded at cost.  Depreciation of computer equipment is at a rate of 30% per annum, on the declining balance basis.

e)

Software Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation.  Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method.  Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2005 AND 2004

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)

Impairment of Long-Lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was adopted effective March 1, 2004.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

g)

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

h)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At February 28, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

i)

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

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2005 AND 2004

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

3.

COMMITMENT

The Company has entered into an agreement for legal services related to obtaining trading on the NASD system.  The agreement calls for a fee of $15,000 payable on NASD approval or upon sale of control, whichever is the earlier.

4.

INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate is as follow:

	2005	2004

Loss for the period	$(21,197)	$(2,236)
Statutory tax rate	35%	35%

Expected income tax provision	$(7,420)	$(770)
Unrecognized tax losses	7,420	770

	$-	$-

Significant components of deferred income tax assets are as follows:

	2005	2004

Expected income tax provision	$8,190	$770
Unrecognized tax losses	(8,190)	(770)

	$-	$-

The Company has approximately $23,400 in losses carryforward which will expire in 2025 if not utilized.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  Controls and procedures

Evaluation  of  disclosure  controls  and  procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.   Other Information

None

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

Name

Age

Offices Held

Bruce E. Ellsworth

 76

Director, President

Lorena Jensen

 31

Director, Secretary, Treasurer

Caroline Schut

 38

Director

Mr. Bruce E. Ellsworth

Mr. Ellsworth has served as President and Director since February 12, 2004. The term of his office is for one year and is renewable on an annual basis.

Mr. Ellsworth is experienced in corporate management, public relations, sales and marketing. He retired from the British Columbia Institute of Technology, in September 1994, where he was employed as an instructor in travel and tourism for approximately 13 years. Subsequent to his retirement, Mr. Ellsworth has been active as an independent consultant offering his expertise in areas of sales, marketing and customer relations to various organizations. He is also is actively involved with British Columbia Aviation Hall of Fame doing research on aviation personalities toward recommending certain of these individuals become members of the Hall.  In addition, Mr. Ellsworth is performing research work (gratis) in conjunction with Mr. Ron Davies, Curator of Civil Aviation for the Smithsonian Institute, Washington DC.

Mr. Ellsworth is currently devoting approximately 20 hours a week of his time to BCD. However, he is prepared to spend up to 40 hours a week, as required during the critical startup activities of our Company.

Ms. Lorena Jensen

Ms. Lorena Jensen has served as Secretary/Treasurer and Director since February 12, 2004. The term of her office is for one year and is renewable on an annual basis.

Ms. Jensen is presently attending British Columbia Institute of Technology and is enrolled in an Aboriginal Venture Program. She is also an entrepreneur and has owned her own small business, Savage Contracting Ltd., since September 1999.  She serves as President and is the sole Director and Shareholder.  The construction company is focused on contract concrete work.

Ms. Jensen is currently devoting approximately 10 hours a week of her time to BCD. She is prepared to spend up to 20 hours a week of her time when we begin operations.

Ms. Caroline Schut

Ms. Caroline Schut has served on the Board of Directors since February 27, 2004. The term of her office is for one year.

Ms. Schut is presently working as executive assistant to the Chairman of the Board of Family Services, a non-profit counseling service in North Vancouver, British Columbia, and has served in this capacity since September 1998.  Family Services is a recognized provincial agency providing social services to the local community. Her background experience includes coordinating of special events, developing promotional venues and the merchandising of specialty products.  She is experienced with the hospitality industry and has been involved in sales and marketing.

She is able to dedicate only moderate time towards our business activities.

Audit Committee Financial Expert

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

Family Relationships

None

Section 16(a) Beneficial Ownership Reporting

We are not aware of any officer, director or beneficial owner of more than ten percent of our common stock that failed to file on a timely basis any Forms 3, 4 or 5 required by section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended February 28, 2005.

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and are seeking potential independent directors.  We have initialized discussions with experienced businesspeople and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 22, 2005 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors  and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock.  As of May 22, 2005, there were 4,550,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of May 22, 2005 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Bruce Ellsworth President and member of the Board of Directors 1400 – 164 Street, #74 Surrey, British Columbia, Canada, V4A 8V8	2,000,000	43.96%
Common	Lorena Jensen Secretary/Treasurer and member of the Board of Directors 10069 – 143 Street Surrey, British Columbia, Canada, V3T 4S9	1,100,000	24.18%
Common	Caroline Schut Member of the Board of Directors 183 Keefer Place, # 507 Vancouver, British Columbia, Canada, V6B 6B9	800,000	17.58%
Common	Directors and officers as a group	3,900,000	85.72%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

Mr. Bruce Ellsworth and Ms. Lorena Jensen purchased 1,500,000 and 500,000 common shares on February 12, 2004 for $1,500 and $500 respectively.

Mr. Bruce Ellsworth, Ms. Lorena Jensen, and Ms. Caroline Schut purchased 500,000, 600,000 and 800,000 common shares respectively on February 27, 2004, at a price of $0.01 per share or $19,000.

Boomers qualified for an exemption from registration under Rule 504 in both of these issuances since, at those times, it was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, was not an investment company, it had a specific business plan at the time it sold the securities and it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933. Neither Boomers nor any person acting on its behalf offered or sold any of the securities by any form of general solicitation or general advertising. The securities sold are restricted shares; the purchasers were informed that the securities cannot be resold without the securities being registered under the Securities Act of 1933 or an exemption there from.  Boomers exercised reasonable care to assure that the purchases were not underwritten within the meaning of section 2(a) (11) of this Act including but not limited to the placement of a restrictive legend on the certificates representing the shares, and the aggregate offering price was less that $1,000,000.

ITEM 13.     EXHIBITS.

Exhibit Index

3.1

Articles of Incorporation*

3.2

By-laws*

31.1

Section 302 Certification – Principal Executive Officer

31.2

Section 302 Certification – Principal Accounting Officer

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*

Incorporated by reference

to our SB2 Registration Statement Amendment 2 filed on October 26, 2004, SEC File Number 333-118138.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended February 28, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $4,059, and $1,500, respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended February 28, 2005 and 2004.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended February 28, 2005 and 2004.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended February 28, 2005 and 2004.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of June, 2005.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

Date: June 13, 2005

By: /s/ Bruce Ellsworth

Name: Bruce Ellsworth

Title: President/CEO, principal executive officer

By: /s/ Lorena Jensen

Name: Lorena Jensen

Title: Chief Financial Officer, principal accounting officer