Form 10QSB
period 2005-05-31
BOOMERS CULTURAL DEVELOPMENT, INC.
filed 2005-07-14
CIK 1295961

As filed with the Securities and Exchange Commission on July 14, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2005

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

1453 Johnston Road, #71524, White Rock, British Columbia, Canada V5J 2G8

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code       (604) 592-3577

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Number of shares outstanding of the registrant’s class of common stock as of July 10, 2005:   4,550,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended May 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                                                                                                                    Page Number

Balance Sheets

4

Statements of Operations

5

Statement of Cash Flows

6

Statements of Stockholder’s Equity

7

Notes to the Financial Statements

8-11

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MAY 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

MAY 31, 2005

(Unaudited - prepared by management)

(Stated in U.S. Dollars)

	May 31, 2005 Unaudited	February 28, 2005 Audited

ASSETS

Current
Cash and cash equivalent	$48,407	$61,722

Capital Assets, net of amortization	3,483	1,323
Website Development Costs, net of amortization	2,467	2,800

	$54,357	$65,845

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,045	$3,278

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
4,550,000 common shares	4,550	4,550

Additional paid-in capital	81,450	81,450

Deficit Accumulated During The Development Stage	(35,688)	(23,433)
	50,312	62,567

	$54,357	$65,845

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MAY 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

			CUMULATIVE
	THREE	THREE	PERIOD FROM
	MONTH	MONTH	INCEPTION
	PERIOD	PERIOD	FEBRUARY 5
	ENDED	ENDED	2004 TO
	MAY 31	MAY 31	May 31,
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Organizational costs	-	-	1,034
Professional fees	3,004	2,500	17,010
Office and administration	3,690	103	6,773
Marketing	4,988	-	8,988
Amortization	573	-	1,883
	12,255	2,603	35,688

Net Loss For The Period	$(12,255)	$(2,603)	$(35,688)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	4,550,000	3,900,000

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

THREE-MONTH PERIOD ENDED MAY 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

			CUMULATIVE
	THREE	THREE	PERIOD FROM
	MONTH	MONTH	INCEPTION
	PERIOD	PERIOD	FEBRUARY 5
	ENDED	ENDED	2004 TO
	MAY 31	MAY 31	MAY 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(12,255)	$(2,603)	$(35,688)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	573	-	1,883
Accounts payable and accrued liabilities	767	(2,225)	4,045
	(10,915)	(4,828)	(29,760)

Cash Flows From Investing Activity
Additions to capital assets	(2,400)	-	(3,833)
Additions to intangibles	-	-	(4,000)
	(2,400)	-	(7,833)

Cash Flows From Financing Activity
Issuance of common shares	-	-	86,000

Increase In Cash During The Period	(13,315)	(4,828)	48,407

Cash, Beginning Of Period	61,722	20,989	-

Cash, End Of Period	$48,407	$16,161	$48,407

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION FEBRUARY 5, 2004 TO MAY 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Inception, February 5, 2004	-	$-	$-	$-	$-

February 12, 2004 – Shares issued for cash at $0.001	2,000,000	2,000	-	-	2,000
February 27, 2004 – Shares issued for cash at $0.01	1,900,000	1,900	17,100	-	19,000
Net loss for the period	-	-	-	(2,236)	(2,236)

Balance, February 29, 2004	3,900,000	3,900	17,100	(2,236)	18,764

December 2004 - Shares issued for cash at $0.10	650,000	650	64,350	-	65,000
Net loss for the year	-	-	-	(21,197)	(21,197)

Balance, February 28, 2005	4,550,000	4,550	81,450	(23,433)	62,567

Net loss for the period				(12,255)	(12,255)

Balance, May 31, 2005	4,550,000	$4,550	$81,450	$(35,688)	$50,312

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited February 28, 2005 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the company’s February 28, 2005 audited financial statements.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $35,688 for the period from inception, February 5, 2004, to May 31, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services as a provider of personally guided tours for visitors.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MAY 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  At May 31, 2005, the Company had no cash equivalents.

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

d)

Capital Assets

Capital assets are recorded at cost.  Depreciation of computer equipment is at a rate of 30% per annum, on a straight-line basis.  Depreciation of office equipment is at a rate of 20% per annum, on a straight-line basis.

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

MAY 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

3.

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

h)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At May 31, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

MAY 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

3.

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

Our Form SB-2 registration statement became effective in our last fiscal year, and we completed the maximum offering of 650,000 common shares at a price of $0.10 per share. We are currently in the process of attempting to obtain certain regulatory approvals to enable the posting of our common shares for trading on the OTC Bulletin Board. At present however, our common shares are not posted for trading or listed on any exchange, and there can be no assurance that we will be successful in obtaining a symbol.

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Annual Report on Form 10KSB filed on June 14, 2005.

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

During the quarter, we spent approximately $4,988 on initial marketing, $3,580 on office furniture and equipment, $2,415 on administration and $3,004 on professional fees, leaving us a balance of $48,407 in cash on hand.  All of the above noted expenditures were contemplated in our initial plan.

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

Over the next quarter, we plan to have our first tour package defined clearly and available for market. Our marketing strategy is to explore the potential in marrying the successful background of larger events, and their audiences, with any number of smaller venues, to expand on the ultimate experience. The savings resulting from bulk buying of these diversified ingredients is passed on to the traveler. Dozens of factors must be carefully considered and weighed before each tour program is finalized.

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

Expenditures

The following chart provides an overview of our planned expenditures by major area of activity, for the balance of our fiscal year:

Expenses Marketing and Promotion Office Furniture, Equipment and Supplies Legal and Accounting Website Hosting and Telecom Miscellaneous Administrative Costs Total	21,012 6,987 4,088 6,000 3,060 41,147

As of the filing date of this report, we have $48,407 in cash.  We believe that our cash resources are sufficient to satisfy our needs over the next 7-9 months. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At May 31, 2005, we had working capital of $44,362, compared to working capital of $58,444 at February 28, 2005. At May 31, 2005, our total assets consisted of $54,357, which included cash of $48,407, net capital assets of $3,483, and net capitalized website costs of $2,467. This compares with total assets at February 28, 2005 of $65,845, which included $61,722 of cash.

At May 31, 2005, our total current liabilities, all accounts payable, increased slightly to $4,045 from $3,278 at February 28, 2005.

We have not had revenues at any time since inception. Although there may be sufficient capital to execute our business plan over the next 7-9 months, our long term survival may be dependent on funding from sales of securities and, as necessary, or from shareholder loans.

We do not anticipate conducting any research and development directly, or hiring additional employees in the next 12 months.

Results of Operations

Our company posted losses of $12,255 for the three months ended May 31, 2005, compared to $2,603 for the three months ended May 31, 2004. From inception to May 31, 2005 we have incurred losses of $35,688. The principal component of losses for the three months ended May 31, 2005 were professional fees of $3,004 (2004 - $2,500), office and administrative expenses of $3,690 (2004 - $103), marketing development costs of $4,988 (2004 - $nil) and amortization of our website costs of $573 (2004 - $nil).

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005.

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

Following is the use of proceeds for actual expenses incurred for our account during the quarter ending May 31, 2005 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Office and administration	0	$56
Transfer agent	0	39

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.

Following is a table detailing the use of net offering proceeds from the offering of the securities during the quarter ending May 31, 2005.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Office furniture & equipment	0	$3,580
Website software development	0	0
Marketing	0	4,988
Office & administration	0	2,415
Legal & accounting	0	3,004

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

      32.1

Certification pursuant to 18 U.S.C.  ss.1350, section 906

      32.2

Certification pursuant to 18 U.S.C.  ss. 1350, section 906

* Incorporated by reference to our Form SB2 Registration Statement Amendment No. 2, File Number 333-118138, filed on August 12, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this July 14 th day of July, 2005.

Boomers’ Cultural Development, Inc.

Date: July 14, 2005

By:

/s/  Bruce Ellsworth

Bruce Ellsworth

President/CEO

By:

/s/ Lorena Jensen

Lorena Jensen

Chief Financial Officer