Form 10QSB
period 2005-08-31
BOOMERS CULTURAL DEVELOPMENT, INC.
filed 2005-10-11
CIK 1295961

As filed with the Securities and Exchange Commission on October 11, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2005

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-118138

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in
                                                    its charter)

               Nevada                                    98-0428608
-------------------------------------                -------------------------
   State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization                     Identification No.)

    1453 Johnston Road, #71524, White Rock, British Columbia, Canada V5J 2G8
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code       (604) 592-3577



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X  No ___



Number of shares outstanding of the registrant's class of common stock as of October 7, 2005: 45,500,000


Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended August 31, 2005.

                           FORWARD-LOOKING STATEMENTS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS







                                                                     Page Number





                  Balance Sheets.............................................F-2

                  Statements of Operations...................................F-3

                  Statement of Stockholder's Equity..........................F-4


                  Statements of Cash Flows...................................F-5


                  Notes to the Financial Statements....................F-6 - F-9

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                 AUGUST 31, 2005

                      (Unaudited - prepared by management)
                            (Stated in U.S. Dollars)






                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS
                                 AUGUST 31, 2005
                      (Unaudited - prepared by management)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------- ----------------------------------------

                                                                                    August 31, 2005      February 28,
                                                                                       Unaudited             2005
                                                                                                            Audited
------------------------------------------------------------------------------- --- ---------------- -- ----------------

ASSETS

Current
     Cash and cash equivalent                                                   $       12,354       $      61,722

Capital Assets, net of amortization                                                      4,424               1,323
Website Development Costs, net of amortization                                           2,133               2,800
                                                                                    ----------------    ----------------
                                                                                $       18,911       $     65,845
                                                                                    ================    ================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                   $        5,454       $      3,278
                                                                                    ----------------    ----------------
STOCKHOLDERS' EQUITY

Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share

     Issued and outstanding:
          45,500,000 common shares                                                       4,550              4,550

     Additional paid-in capital                                                         81,450             81,450

Deficit Accumulated During the Development Stage                                       (72,543)           (23,433)
                                                                                    ----------------    ----------------
                                                                                        13,457             62,567
                                                                                    ----------------    ----------------

                                                                                $       18,911       $     65,845
                                                                                    ================    ================

The  accompanying  notes are an integral  part of the financial statements.





                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                     SIX-MONTH PERIOD ENDED AUGUST 31, 2005
                      (Unaudited - prepared by management)
                            (Stated in U.S. Dollars)


                                                                                                               Cumulative amounts
                                                      Three month               Six month period ended            from Date of
                                                     period ended                      August 31                Incorporation on
                                                      August 31
                                                                                                               February 5, 2004 to
                                                    2005            2004              2005             2004       August 31, 2005
------------------------------ --------- -------------- ---- ------------ -- -------------- -- ------------- --- ------------------

Revenue                                  $            -    $             -      $       -   $            -  $              -

Expenses
   Organizational costs                  $            -    $           309      $       -   $          309  $          1,034
   Professional fees                             23,820              2,500         26,823            5,000            40,829
   Office and administration                      2,931                220          6,621              323             9,704
   Marketing                                      9,482                  -         14,470                -            18,471
   Amortization                                     622                  -          1,196                -             2,505
                                          -------------        -----------  -------------     ------------    ------------------
                                                 36,855              3,029         49,110            5,632            72,543
                                          -------------        -----------  -------------     ------------    ------------------
Net Loss for the Period                         (36,855)            (3,029)       (49,110)          (5,632)          (72,543)
                                          =============        ===========  =============     ============    ==================


Basic and Diluted Loss per Share         $      (0.001)    $       (0.001)      $  (0.001)   $      (0.001)
                                          =============        ===========  =============     ============    ==================

Weighted Average Number of Shares            45,500,000         39,000,000     45,500,000       39,000,000
Outstanding
                                          =============        ===========  =============     ============    ==================



The  accompanying  notes are an integral  part of the financial statements.





                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                     SIX-MONTH PERIOD ENDED AUGUST 31, 2005
                      (Unaudited - prepared by management)
                            (Stated in U.S. Dollars)


                                                                                                               Cumulative amounts
                                                         Three month              Six month period ended          from Date of
                                                        period ended                    August 31               Incorporation on
                                                          August 31
                                                                                                                February 5, 2004  to
                                                        2005           2004             2005           2004       August 31, 2005
------------------------------ ------------ --------------- ---- ----------- -- ------------- -- ----------- --- -------------------

Cash Flows from Operation Activity
   Net Loss for the Period                   $    (36,855)     $      (3,029)$     (49,110)   $    (5,632)   $        (72,543)

Adjustments to reconcile net loss to net
   Decrease (increase) in prepaid expenses               -              (143)             -          (143)                 -
   Amortization                                        622                  -         1,194              -             2,505
   Increase (decrease) in accounts payable           1,409                500         2,177        (1,725)             5,454
                                                ------------      ----------      ------------     ----------     -----------------
                                                  (34,824)            (2,672)      (45,739)        (7,500)            (64,584)
                                                ------------      ----------      ------------     ----------     -----------------

Cash Flows from Investing Activity
   Additions to capital assets                      (1,229)                 -       (3,629)              -             (5,062)
   Additions to intangibles                              -                  -             -              -             (4,000)
                                               ------------         ----------    ------------     ----------     -----------------
                                                    (1,229)                 -        (3,629)              -            (9,062)
                                               ------------         ----------    ------------     ----------     -----------------

Cash Flows from Financing Activity
   Issuance of common shares                             -                  -             -              -             86,000
                                               ------------         ----------    ------------     ----------      -----------------



Increase in Cash During the Period                 (36,053)            (2,672)      (49,368)        (7,500)            12.354

Cash, Beginning of Period                           48,407             16,161        61,722         20,989                 -
                                               ------------        ----------     ------------     ----------     -----------------

Cash, End of Period                          $      12,354       $     13,489   $    12,354   $     13,489     $       12,354
                                                ============       ==========     ============     ==========     =================


Supplemental Disclosure of Cash Flow
   Cash paid for:
    Interest                                 $           -     $            -$            -   $          -   $             -
    Income taxes                             $           -     $            -$            -   $          -   $             -
                                                ============       ==========      ============     ==========    =================

The  accompanying  notes are an integral  part of the financial statements.




                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
            PERIOD FROM INCEPTION FEBRUARY 5, 2004 TO AUGUST 31, 2005
                      (Unaudited - prepared by management)
                            (Stated in U.S. Dollars)



                                                                                                        DEFICIT
                                                                    CAPITAL STOCK                     ACCUMULATED
                                                     ---------------------------------------------
                                                                                     ADDITIONAL        DURING THE
                                                                                      PAID-IN         DEVELOPMENT
                                                        SHARES         AMOUNT         CAPITAL            STAGE             TOTAL
                                                     -------------- -------------- --------------- ------------------- -------------

Inception, February 5, 2004                                -        $       -      $       -       $       -           $       -

February 12, 2004 - Shares  issued for cash
 at$0.0001
Net loss for the period                                    -                -              -             (2,236)             (2,236)
                                                     -------------- --- ---------- -- ------------ -- ---------------- -- ----------
Balance, February 29, 2004                             39,000,000          3,900         17,100          (2,236)             18,764

December 2004 - Shares issued for cash at $0.01
Net loss for the year                                      -                -              -            (21,197)            (21,197)
                                                     -------------- --- ---------- -- ------------ -- ---------------- -- ----------
Balance, February 28, 2005                             45,500,000          4,550         81,450         (23,433)             62,567

Net loss for the period                                                                                 (49,110)            (49,110)
                                                     -------------- --- ---------- -- ------------ -- ---------------- -- ----------
Balance, August 31, 2005                               45,500,000   $      4,550   $     81,450    $    (72,543)       $    (13,457)
                                                     ============== === ========== == ============ == ================ == ==========

The  accompanying  notes are an integral  part of the financial statements.

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2005
                      (Unaudited - prepared by management)
                            (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

      While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited February 28, 2005 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the company's February 28, 2005 audited financial statements.

      On September 12, 2005, the Board of Directors authorized an 10 for 1 stock split, thereby increasing the number of issued and outstanding shares to 45,500,000. The par value of each share remains at $0.001 per share. All references in the accompanying financial statements to the number of common shares and per-share amounts since inception have been restated to reflect the stock split.


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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $72,543 for the period from inception, February 5, 2004, to August 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services as a provider of personally guided tours for visitors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Cash and Cash Equivalents

         For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2005, the Company had no cash equivalents.

     b)  Organizational and Start-Up Costs

         Costs of start-up activities, including organizational costs, are expensed as incurred.

3.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     c)  Development Stage Company

         The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

     d)  Capital Assets

         Capital assets are recorded at cost. Depreciation of computer equipment is at a rate of 30% per annum, on a straight-line basis. Depreciation of office equipment is at a rate of 20% per annum, on a straight-line basis.

     e)  Software Development Costs

         Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.


     f)  Impairment of Long-Lived Assets

         Capital assets are reviewed for impairment in accordance with SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets", which was adopted effective March 1, 2004. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

     g)  Income Taxes

         The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     h)  Basic and Diluted Loss per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     i)  Financial Instruments

         The carrying value of the Company's financial instruments consisting of cash, and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

     j)  New Accounting Standards

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

Item 2.   Management's Plan of Operation




Boomers' Cultural Development, Inc. was incorporated under the laws of the state of Nevada on February 5, 2004. Our Company's fiscal year end is February 28.

Our Form SB-2 registration statement was declared effective in our last fiscal year, and in December 2004, we completed the maximum offering of 650,000 common shares at a price of $0.10 per share. On July 7, 2005, we obtained regulatory approval to post our common shares for trading on the OTC Bulletin Board under the trading symbol "BCDI". On September 12, 2005 we affected a 10 for 1 forward split on our outstanding common shares. Common stockholders of record on September 9, 2005 were given 9 additional common shares for each common share held. As a result, there were 45,500,000 common shares outstanding subsequent to the forward split. See ITEM 4, "Submission of Matters to a Vote of Security Holders".

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

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

Our niche market is focused on the "Baby Boomers'" whose needs and wants include travel-related opportunities, or "learning vacations", to experience education cultural exchanges or the pursuit of their own gratification in other fields. As the Baby Boomer population reaches their peak spending years, we believe they are making their purchasing decisions based on value received rather than the amount charged. Further, our limited research leads us also to believe many companies serve a clientele that can afford to spend a reasonable extra amount for a real increase in quality. We believe these factors combine to create the potential market opportunity for our company.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Annual Report on Form 10KSB filed on June 14, 2005.

Even though we are inadvertently classified as a shell company as defined in Rule 12b-2, we believe that we are not a shell in that we are continuing to carry out our business plan. We anticipate that we will commence revenues by the companies year end.

As of the date of this report, our working capital balance is less than $5,000. We believe this will last only 1-2 months. Our operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations, liquidate assets or find a merger/business partner. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Our plan, should we be successful in raising additional financing, is to offer a layered market-oriented client application and a database of visitor information regarding cultural activities providing multiple destination choices for the tourist. We hope to develop a number of revenue streams from these services. Ultimately, our primary revenues will be generated from creating and selling custom package tours. We are also planning to earn secondary revenues by directing our clients to use the services of other providers, thus receiving commissions for bookings that are made from referrals.

We commenced this quarter with approximately $44,000 in net cash or working capital. During the quarter, we incurred $9,482 for marketing activities, $2,931 for office and administration, $23,820 for professional fees, and $1,229 for new capital assets. These expenditures were within our planned expenditures with the exception of professional fees, which were incurred to pay for legal services related to obtaining a trading symbol and registering a forward split for the corporation resulting in $19,000 over budget. As a result, we ended the quarter with approximately $7,000 in net working capital.

In addition to the above noted costs, our officers and directors provided all of their labor at no charge in keeping with our ongoing strategy. During the quarter, they contacted First nations leaders in the southwest regions and the interior of British Columbia, including bands located in and around the municipalities of Vancouver, Prince George and Salmon Arm. Contact was made primarily through our director Lorena Jensen, a native Indian.

Subsequent to several meetings, it was determined that any such arrangements would be too costly. The bands were demanding a significant portion of the total package revenue, rendering these activities unprofitable to our Company.

We also made arrangements with a local company that provided bed and breakfast services at a competitive price. These arrangements remain in effect, and are available when we manage to ramp up our tour operations. We also contacted a number of tour operators during the quarter, but discovered that their 2005 schedules had already been booked and filled. We were advised that 2005 bookings and arrangements had to be made no later than the third quarter of 2004. All or most tourists generally arrive in British Columbia from May through September because of the cold winter months. Because we did not receive funding until December, 2004, it appears we missed the 2005 season and now must look to 2006.

Additionally, the rapid increase in the Canadian Dollar relative to the US and certain other currencies has hurt the travel business generally. Charters originating in Canada are also taking Canadian tourists to other destinations, rather than staying in Canada.

We also completed improvements to our website to provide more specific information about our services and initially attempt to build revenues. We subsequently found that with a lack of significant additional capital for awareness advertising, it was impossible to drive traffic to our website and provide a profitable level of sales.

Our ability to succeed is uncertain. We currently have less than $5,000 of available cash resources. We currently have no operating history upon which to base our growth projections. If we are successful in raising additioanal fiunancing, our growth may place a significant strain on our managerial, financial, and operational resources. If we are late in raising needed capital there is a strong liklihood we will miss the 2006 travel booking period. Failure to manage our growth effectively could harm our ability to generate revenues, which could impair our ability to compete, market, and promote our services.

Expenditures
Our available cash of approximately $5,000 will only enable us to survive 1-2 months. We plan on using this cash solely for satisfying statutory filing and regulatory requirements over the next quarter.

Our ability to satisfy cash requirements thereafter, is dependent on our ability to attract new equity or debt financing on suitable terms, or attract a merger or business partner. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. There can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At August 31, 2005, we had working capital of $6,900, compared to working capital of $58,444 at February 28, 2005. At August 31, 2005, our total assets were $18,911, which included cash of $12,354, capital assets of $4,424, and net capitalized website costs of $2,133. This compares with total assets at February 28, 2005 of $65,845, which included $61,722 of cash.

At August 31, 2005, our total current liabilities, all accounts payable, increased to $5,454 from $3,278 at February 28, 2005.

We have not had revenues from inception. We believe our existing cash balances are only sufficient for the next 1-2 months. Our survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans. We are actively seeking additional financing and/or new business partners to ensure our survival. There is no assurance that we will be successful in raising the required amounts, or on terms acceptable to our company.

We do not anticipate conducting any research and development directly, or hiring additional employees in the next 12 months.

Results of Operations

Our company posted losses of $36,855 for the three months ended August 31, 2005, compared to $3,029 for the three months ended August 31, 2004. The principal component of these losses for the three months ended August 31, 2005 were professional fees of $23,820 incurred maintaining regulatory filings and for legal services related to obtaining a trading symbol (2004 - $2,500), office and administrative expenses of $2,931 (2004 - $200), marketing development costs of $9,482 and amortization of our website costs of $622 (2004 - $nil).

For the six months ended August 31, 2005 we incurred losses of $49,110, versus $5,632 for the comparable period. The principal component of these losses were professional fees of $26,823 (2004 - $5,000), office and administrative expenses of $6,621 (2004 - $323), marketing development costs of $14,470 and amortization of our website costs of $1,196 (2004 - $nil).

From inception to August 31, 2005 we have incurred losses of $72,543.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.



Item 2.           Changes in Securities and Use of Proceeds

None.



Item 3.  Defaults Upon Senior Securities

None.



Item 4.  Submission of Matters to a Vote of Security Holders

On August 12, 2005, our Company's Board of Directors approved a 10 for 1 forward split of our issued and outstanding common shares. Our Directors advised it was in the best interests of our Company to proceed with the forward split, to provide for greater liquidity in the public market and in the trading of our common shares. Also approval to change the name of the corporation to a name chosen by the board, in its discretion, was authorized.

The approval of a majority of the issued and outstanding shares of common stock was required to affect the forward split and the name change. On August 12, 2005, our Officers and Directors, holding 3,900,000 common shares, or 85.72% of our issued and outstanding common shares, executed a written consent approving the action. No meeting of our stockholders was held. Stockholders of record on September 9, 2005 received 9 additional common shares for each common share held. A name change has not yet been effected.

Subsequent to the forward split, there were 45,500,000 issued and outstanding common shares.

Item 5.  Other Information

None.


Item  6.          Exhibits and Reports on Form 8-K.



 (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.



     Exhibit
     Number          Description


     3.1          Articles of Incorporation*
     3.2               By-laws*


* Incorporated by reference to our SB2 Registration Statement Amendment No. 2, File Number 333-118138.


      31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
      31.2 CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
      32.1 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906
      32.2 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss. 1350, SECTION 906


      Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of October, 2005.
                                             Boomers' Cultural Development, Inc.


Date: October 11, 2005                                By: /s/Bruce Ellsworth
                                                             -------------------
                                                               Bruce Ellsworth
                                                               President/CEO

                                                            By: /s/Lorena Jensen
                                                             -------------------
                                                                Lorena Jensen
                                                         Chief Financial Officer
                                       8