Form 10QSB/A
period 2005-08-31
BOOMERS CULTURAL DEVELOPMENT, INC.
filed 2005-10-27
CIK 1295961

As filed with the Securities and Exchange Commission on October 11, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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
STOCKHOLDERS' EQUITY

Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share

     Issued and outstanding:
          45,500,000 common shares                                                      45,550             45,550

     Additional paid-in capital                                                         40,500             40,500

Deficit Accumulated During the Development Stage                                       (72,543)           (23,433)
                                                                                    ----------------    ----------------
                                                                                        13,457             62,567
                                                                                    ----------------    ----------------

                                                                                $       18,911       $     65,845
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





                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                     SIX-MONTH PERIOD ENDED AUGUST 31, 2005
                      (Unaudited - prepared by management)
                            (Stated in U.S. Dollars)


                                                                                                               Cumulative amounts
                                                      Three month               Six month period ended            from Date of
                                                     period ended                      August 31                Incorporation on
                                                      August 31
                                                                                                               February 5, 2004 to
                                                    2005            2004              2005             2004       August 31, 2005
------------------------------ --------- -------------- ---- ------------ -- -------------- -- ------------- --- ------------------

Revenue                                  $            -    $             -      $       -   $            -  $              -

Expenses
   Organizational costs                  $            -    $           309      $       -   $          309  $          1,034
   Professional fees                             23,820              2,500         26,823            5,000            40,829
   Office and administration                      2,931                220          6,621              323             9,704
   Marketing                                      9,482                  -         14,470                -            18,471
   Amortization                                     622                  -          1,196                -             2,505
                                          -------------        -----------  -------------     ------------    ------------------
                                                 36,855              3,029         49,110            5,632            72,543
                                          -------------        -----------  -------------     ------------    ------------------
Net Loss for the Period                         (36,855)            (3,029)       (49,110)          (5,632)          (72,543)
                                          =============        ===========  =============     ============    ==================


Basic and Diluted Loss per Share         $      (0.00 )    $       (0.00 )      $  (0.00 )   $      (0.00 )
                                          =============        ===========  =============     ============    ==================

Weighted Average Number of Shares            45,500,000         39,000,000     45,500,000       39,000,000
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



                                                                                                        DEFICIT
                                                                    CAPITAL STOCK                      ACCUMULATED
                                                     ---------------------------------------------
                                                                                     ADDITIONAL        DURING THE
                                                                                      PAID-IN         DEVELOPMENT
                                                        SHARES         AMOUNT         CAPITAL            STAGE             TOTAL
                                                     -------------- -------------- --------------- ------------------- -------------


Inception, February 5, 2004                                -        $       -      $       -       $       -           $       -

February 12, 2004 - Shares  issued
 for cash at $0.001                                     20,000,000        20,000        (18,000)           -                  2,000
February 27, 2004 - Shares issued
for cash at $0.01                                       19,000,000        19,000           -               -                 19,000
Net loss for the period                                    -                -              -             (2,236)             (2,236)
                                                     -------------- --- ---------- -- ------------ -- ---------------- -- ----------

Balance, February 29, 2004                             39,000,000         39,000        (18,000)         (2,236)             18,764

December 2004 - Shares issued for cash at $0.10         6,500,000          6,500         58,500            -                 65,000
Net loss for the year                                      -                -              -            (21,197)            (21,197)
                                                     -------------- --- ---------- -- ------------ -- ---------------- -- ----------
Balance, February 28, 2005                             45,500,000         45,500         40,500         (23,433)             62,567

Net loss for the period                                    -                -              -            (49,110)            (49,110)
                                                     -------------- --- ---------- -- ------------ -- ---------------- -- ----------
Balance, August 31, 2005                               45,500,000   $     45,500   $     40,500    $    (72,543)       $    (13,457)
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

2.   NATURE AND CONTINUANCE OF OPERATIONS

     a)  Organization

         The Company was incorporated in the State of Nevada, United States of America, on February 5, 2004.

         On August 12, 2005, the Board of Directors authorized a 10 for 1 stock split of the Company's $0.001 par value common stock. As a result of the split, 40,950,000 additional shares were issued and additional paid-in capital was reduced by $40,950. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

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


Date: October 26, 2005                                By: /s/Bruce Ellsworth

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