Form 10QSB
period 2005-11-30
BOOMERS CULTURAL DEVELOPMENT, INC.
filed 2006-01-13
CIK 1295961

As filed with the Securities and Exchange Commission on January 13, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X_

Number of shares outstanding of the registrant’s class of common stock as of January 7, 2006:   45,500,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended November 30, 2005.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL  BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                                                                                                             Page Number

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Cash Flows

F-4

Statement of Stockholder’s Equity

F-5

Notes to the Financial Statements

F-6 to F-8

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

BALANCE SHEET

(Stated in U.S. Dollars)

	NOVEMBER 30	FEBRUARY 28
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalent	$816	$61,722

Capital Assets, net of amortization	4,135	1,323
Website Development Costs, net of amortization	1,800	2,800

	$6,751	$65,845

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,901	$3,278

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
45,500,000 common shares	45,500	45,500

Additional paid-in capital	40,500	40,500

Deficit Accumulated During the Development Stage	(82,150)	(23,433)
	3,850	62,567

	$6,751	$65,845

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	Three months ended November 30		Nine months ended November 30		Cumulative period from inception on
					February 5, 2004 to
	2005	2004	2005	2004	November 30, 2005

Revenue	$-	$-	$-	$-	$-

Expenses
Organizational costs	$-	$-	$-	$309	$1,034
Professional fees	1,074	4,598	27,619	9,598	41,624
Office and administration	2,985	195	6,255	518	9,338
Marketing	10,335	-	23,027	-	27,027
Amortization	622	-	1,817	-	3,127
	15,016	4,793	58,718	10,425	82,150

Net Loss for the Period	(15,016)	(4,793)	(58,718)	(10,425)	(82,150)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	45,500,000	39,000,000	45,500,000	39,000,000

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	Three months ended November 30		Nine months ended November 30		Cumulative period from inception on
					February 5, 2004 to
	2005	2004	2005	2004	November 30, 2005

Cash Flows from Operation Activity
Net Loss for the Period	$(15,016)	$(4,793)	$(58,718)	$(10,425)	$(82,150)

Adjustments to reconcile net loss to net cash used in operating activities
Decrease (increase) in prepaid expenses	-	-	-	(143)	-
Amortization	622	-	1,817	-	3,127
Increase (decrease) in accounts payable	(2,552)	1,933	(376)	208	2,901
	(16,946)	(2,860)	(57,277)	(10,360)	(76,122)

Cash Flows from Investing Activity
Additions to capital assets	-	(1,433)	(3,629)	(1,433)	(5,062)
Additions to intangibles	-	-	-	-	(4,000)

	-	(1,433)	(3,629)	(1,433)	(9,062)

Cash Flows from Financing Activity
Issuance of common shares	-	-	-	-	86,000

Increase (Decrease) in Cash During the Period	(16,946)	(4,293)	(60,906)	(11,793)	816

Cash, Beginning of Period	17,762	13,489	61,722	20,989	-

Cash, End of Period	$816	$9,196	$816	$9,196	$816

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, FEBRUARY 5, 2004, TO NOVEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Inception, February 5, 2004	-	$-	$-	$-	$-

February 12, 2004 – Shares issued for cash at $0.001	20,000,000	20,000	(18,000)	-	2,000
February 27, 2004 – Shares issued for cash at $0.01	19,000,000	19,000	-	-	19,000
Net loss for the period	-	-	-	(2,236)	(2,236)

Balance, February 29, 2004	39,000,000	39,000	(18,000)	(2,236)	18,764

December 2004 - Shares issued for cash at $0.10	6,500,000	6,500	58,500	-	65,000
Net loss for the year	-	-	-	(21,197)	(21,197)

Balance, February 28, 2005	45,500,000	45,500	40,500	(23,433)	62,567

Net loss for the period	-	-	-	(58,718)	(58,718)

Balance, November 30, 2005	45,500,000	$45,500	$40,500	$(82,150)	$3,850

The accompanying notes are an integral part of the financial statements.

BOOMERS’ CULTURAL DEVELOPMENT, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Unaudited)

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

NATURE AND CONTINUANCE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, United States of America, on February 5, 2004.

On August 12, 2005, the Board of Directors authorized a 10 for 1 stock split of the Company’s $0.001 par value common stock.  As a result of the split, 40,950,000 additional shares were issued and additional paid-in capital was reduced by $40,950.  All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $82,150 for the period from inception, February 5, 2004, to November 30, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services as a provider of personally guided tours for visitors.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  At November 30, 2005, the Company had no cash equivalents.

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

3.

SIGNIFICANT ACCOUNTING POLICIES (continued)

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

h)

Basic and Diluted Loss per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At November 30, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Our Form SB-2 registration statement was declared effective in our last fiscal year, and in December 2004, we completed the maximum offering of 650,000 common shares at a price of $0.10 per share. On July 7, 2005, we obtained regulatory approval to post our common shares for trading on the OTC Bulletin Board under the trading symbol “BCDI”. On September 12, 2005 we affected a 10 for 1 forward split on our outstanding common shares. Common stockholders of record on September 9, 2005 were given 9 additional common shares for each common share held. As a result, there were 45,500,000 common shares outstanding subsequent to the forward split.

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

Our business plan is currently on hold due to a lack of cash resources. We had been planning to develop a company that will provide personally guided tours, focusing on “Baby Boomers”, for visitors to the Pacific Northwest, and then market these tours for the national and international retail travel industry.  We were also attempting to establish ourselves as an integrator of various travel disciplines, providing specialized group tours by combining travel to varied destinations coupled with personal growth, education and/or entertainment opportunities.

Should we be successful in raising additional financing, and there is no assurance that we will be successful, is to offer a layered market-oriented client application and a database of visitor information regarding cultural activities providing multiple destination choices for the tourist. We hope to develop a number of revenue streams from these services. Ultimately, our primary revenues will be generated from creating and selling custom package tours.  We are also planning to earn secondary revenues by directing our clients to use the services of other providers, thus receiving commissions for bookings that are made from referrals.

Plan of Operation

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Annual Report on Form 10KSB filed on June 14, 2005.

Our immediate plan of operation is to identify and obtain financing to survive. As of November 30, 2005, our working capital balance is a negative balance of $(2,085), which means our liabilities exceed our cash resources and ability to pay by that amount. Our ongoing survival is wholly dependent on funding from our officers and directors, and the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. We have already reduced operations, and in conjunction with our financing activities, we are also actively seeking viable merger/business partners as an alternative to liquidation.

We commenced this quarter with approximately $7,000 in net cash or working capital. We used these resources to pay for our outstanding trade payables and to meet our corporate statutory requirements. In addition to the above noted costs, our officers and directors provided all of their labor at no charge.

Our ability to succeed is uncertain. We currently have no operating history upon which to base our growth projections. If we are successful in raising additioanal fiunancing, our growth may place a significant strain on our managerial, financial, and operational resources.  If we are late in raising needed capital there is a strong liklihood we will miss the 2006 travel booking period. Failure to manage our growth effectively could harm our ability to generate revenues, which could impair our ability to compete, market, and promote our services.

Expenditures

We have no available cash to conduct our planned operations. Our President has recently lent our company $5,000 in Canadian Funds to maintain our statutory corporate and reporting requirements over the next quarter.

Our ability to satisfy cash requirements thereafter, is dependent on our ability to attract new equity or debt financing on suitable terms, or attract a merger or business partner.

Management Discussion and Analysis

At November 30, 2005, we had negative working capital of $(2,085), compared to working capital of $58,444 at February 28, 2005. At November 30, 2005, our total assets were $6,751, which included cash of $816, capital assets of $4,135, and net capitalized website costs of $1,800. This compares with total assets at February 28, 2005 of $65,845, which included $61,722 of cash.

At November 30, 2005, our total current liabilities, all accounts payable, decreased to $2,901 from $3,278 at February 28, 2005.

We have not had revenues from inception. Our business plan and limited operations are on hold due to a lack of cash and our negative working capital balance. Our survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans. Our President has recently lent our company CDN$5,000 to maintain our statutory corporate and reporting requirements. We are actively seeking additional financing and/or new business partners to ensure our survival. There is no assurance that we will be successful in raising the required amount, or on terms acceptable to our company.

We do not anticipate conducting any research and development directly, or hiring additional 4employees in the next 12 months.

Results of Operations

Our company posted losses of $15,016 for the three months ended November 30, 2005, compared to $4,793 for the three months in the comparable period in 2004. The principal component of these losses for the three months ended November 30, 2005 were professional fees of $1,074 for our statutory filings (2004 - $459), office and administrative expenses of $2,985 (2004 - $19), marketing development costs of $10,335 and amortization of our website costs of $622 (2004 - $nil).

For the six months ended November 30, 2005 we incurred losses of $58,718, versus $10,425 for the comparable period. The principal component of these losses were professional fees of $27,619 (2004 - $9,598), office and administrative expenses of $6,255 (2004 - $518), marketing development costs of $23,027 and amortization of our website costs of $1,817 (2004 - $nil).

From inception to November 30, 2005 we have incurred losses of $82,150. We have utilized all of our cash resources for our operations to date and currently have no further resources to continue our operations.

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

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM. 5.

OTHER INFORMATION

On December 14, 2005, Mr. Ellsworth our President & CEO, loaned our company $5,000 Canadian dollars (approximately $4,300) for working capital purposes. The loan is unsecured, has no stated repayment terms, and bears no interest.

ITEM  6.

EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None.

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

      31.2               Certification of CFO pursuant to 18 U.S.C. ss. 1350, Section 302

      32.1               Certification  pursuant  to 18 U.S.C.  ss.1350,  Section 906

      32.2               Certification  pursuant  to 18 U.S.C.  ss. 1350, Section 906

*  Incorporated by reference to our SB2 Registration Statement Amendment No. 2, File Number 333-118138.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of January, 2006.

                                                                  Boomers’ Cultural Development, Inc.

Date: January 13, 2006

  By:  /s/ Bruce Ellsworth

          -------------------

                         Bruce Ellsworth

           President/CEO

By:   /s/ Lorena Jensen

           ---------------------

           Lorena Jensen

           Chief Financial Officer