Form 10KSB
period 2006-02-28
QUANTUM ENERGY INC.
filed 2006-06-14
CIK 1295961

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 28, 2006

                        Commission File Number 333-118138

                              QUANTUM ENERGY, INC.

        (Exact name of small business issuer as specified in its charter)

              Nevada                             98-0428608
--------------------------------      -------------------------------------
(State or other jurisdiction of
incorporation or organization)        (I.R.S. Employer Identification No.)

           1453 Johnston Road, #71524,
       White Rock, British Columbia, Canada                    V4B 5J5
      -------------------------------------                    -------
     (Address of principal executive offices)                 (Zip Code)


                                  604-592-3577
                           ----------------------------
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                                      None
                                      ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act) [ ] Yes [X] No

State issuer's revenues for the fiscal year ended February 28, 2006: $0.

As of June 8, 2006, 45,500,000 shares of common stock of the issuer were outstanding and the aggregate market value of 6,500,000 shares of the voting common stock held by nonaffiliates was $13,162,500 calculated at a price of $2.025 per share, which was the average of the bid and asked price as of that date..


Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                TABLE OF CONTENTS
                                                                           Page
PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                              7
Item 3.  Legal Proceedings                                                    8
Item 4.  Submission of Matters to a Vote of Security Holders                  8

PART II
Item 5.  Market For  Common Equity and Related Stockholder Matters            8
Item 6.  Management's Discussion and Analysis or Plan of Operation            9
Item 7.  Financial Statements                                                10
Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                 23
Item 8A. Controls and Procedures                                             23
Item 8B. Other Information                                                   23

PART III
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act          24
Item 10. Executive Compensation                                              25
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          25
Item 12. Certain Relationships and Related Transactions                      26
Item 13. Exhibits                                                            27
Item 14. Principal Accountant Fees and Services                              28
Financial Statements
Signatures                                                                   29

                           FORWARD-LOOKING STATEMENTS
The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the availability of funds, governmental regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Business Development
Quantum Energy Inc. (referred to as "Quantum" or the "Company") was incorporated on February 5, 2004, in the State of Nevada. The Company's principal executive offices are located at 1453 Johnston Road, #71524, White Rock, British Columbia, Canada V4B 5J5. The Company's telephone number is (604) 592-3577. Subsequent to incorporation, the Company has been in the development stage and has no operations to date. The Company's name was changed to Quantum Energy Inc. on May 30, 2006.

The Company's initial public offering was completed in the third quarter of 2005. Prior to the offering, the Company's principal activities consisted of initial organizational activities and the issuance of common shares to the Company's original affiliate shareholders. On November 5, 2004, Form SB-2 registration statement was declared effective, enabling a registered public offering of up to 650,000 pre-split shares at a price of $0.10 per share. During December, 2004, the Company accepted subscriptions for the maximum offering from 42 subscribers. Following the 1-to-10 forward split on August 31, 2005, those 650,000 shares were 6,500,000 shares, and are discussed herein and in the Company's financial statements after giving effect to the forward split.

Overview
In 2005 the Company was working towards becoming a service-oriented firm, intending to profit from integrating baby boomers' (typically travelers aged 45
- 70) wants/needs with local destination venues (cultural events and services), integrating of various travel disciplines, and providing specialized group tours by combining travel to varied destinations coupled with personal growth, education and/or entertainment opportunities.

During the year ended February 28, 2006, management of the Company was working on private label tours and tour packages to destinations in British Columbia and marketing the tour packages to the national and international retail travel industry.

Starting in May of 2006, however, the Company decided to embark on a new business path in oil and gas exploration and acquisitions. The Company intends to acquire interest in the properties and working interests in the production owned by established oil and gas production companies, whether public or private, in the United States oil producing areas. The Company does not intend to operate any of the production acquired. Thus, the Company will ensure that the production in which it invests is operated to internationally accepted standards. The Company believes this opportunity may have considerable future potential.

On May 19, 2006, the Company entered into a definitive agreement with KOKO Petroleum, Inc., which provided for:
   o the purchase of KOKO's oil and gas assets, which include three producing wells and 10% working interests in two additional wells, in exchange for
       1.5 million of the Company's shares;
   o   the assumption by the Company  of  all  notes,  approximately  $1,600,000
       (USD), payable to lenders of KOKO;

   o the Company to appoint a member of the KOKO board to the Company's board of directors;
   o payment by the Company of $150,000 (USD) to JMT Resources in Fort Worth, Texas, as final payment of KOKO's contract to complete its obligation for the Corsicana Polymer Flood Pilot Program; and
   o payment of $20,000 (USD) and up to an additional $80,000 (USD) for legal and audit expenses to enable KOKO to seek full National Association of Securities Dealer's OTC Bulletin Board ("OTCBB") listing.

The transaction closed on May 31, 2006.

The degree of expansion of the Company's oil and gas business project will depend on availability of funds. When and if funding becomes available, the Company plans to acquire high-quality oil and gas properties, primarily "proven producing and proven undeveloped reserves." The Company will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

Competition
In the oil and gas industry, the Company is aware that there are competitors that are larger and better funded than Quantum that are also seeking such investment opportunities. Thus, there is no assurance that even if the Company is able to obtain funding for such investments that it will be able to compete successfully for the acquisition of such producing oil and gas assets.

The Company will be competing with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may impact the Company's ability to raise additional capital in order to fund the acquisition and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.


The Company will also compete for oil and gas properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring the properties. This competition could result in competing junior exploration companies acquiring available oil and gas properties.

Governmental Controls and Approvals
In regards to oil and gas exploration and acquisition, Quantum is aware that the availability of a ready market for future oil and gas production from possible U.S. assets will depend upon numerous factors beyond the Company's control. These factors may include, amongst others, regulation of oil and natural gas production, regulations governing environmental quality and pollution control, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. These regulations generally are intended to prevent waste of oil and natural gas and control contamination of the environment.

The Company could also be subject in the future to changing and extensive tax laws, the effects of which cannot be predicted.

It is expected that sales of crude oil and other hydrocarbon liquids by the Company from its future U.S.-based production will not be regulated and be made at market prices. However, the price the Company would receive from the sale of these products may be affected by the cost of transporting the products to market via pipeline and marine transport.

Environmental Regulations
The U.S. assets the Company has agreed to acquire are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or  prohibit  drilling  activities  on certain  lands  within  wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, the business and prospects of the Company could be adversely affected.

Employees
The Company has no employees at present. The Company's President and Board Members are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of the Company's growth. The Company's officers and directors are providing all of their labor required to develop the business at no charge.

Risk Factors
The Company's business is subject to a number of material risks, including the following factors related directly and indirectly to its business activities in the United States. The risks and uncertainties described below are not the only risks the Company faces. Additional unknown risks and uncertainties, or what currently is believed to be immaterial, may also impair the business operations. If any of the following risks occur, the business and financial results could be harmed.

         The Company's potential future oil and gas assets in the United States will be subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that the Company will need to ensure do not materially interfere with the use of or affect the value of such properties.

The acquisition of leases or working interests in producing properties in the United States will require an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, the Company will need to perform a review of the subject properties that it believes to be generally consistent with industry practices, which generally includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. There can be no assurances that any acquisition of interests by the Company will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future financial condition.

Exploration for oil and gas is a speculative venture necessarily involving substantial risk.

The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration and acquisitions of the oil and gas properties that the Company plans to undertake.

Additionally, the Company's executive officers and directors have no formal scientific or technical training as a geologist or as a mining engineer. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry. The Company's decisions and choices may not take into account standard engineering or managerial approaches oil and gas exploration companies commonly use. Consequently, the lack of training and experience of management in this industry could result in management making decisions that could result in a reduced likelihood of the Company's being able to locate or identify commercially exploitable/viable oil and gas reserves and/or properties with the result that the Company would not be able to achieve revenues or raise further financing. In view of this risk, the Company will have to rely on the technical services of others trained in appropriate areas. If the Company is unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue the Company's business plan.


In order for the Company to continue as going concern it will need to obtain additional financing.


The Company currently does not have any operations or income and the Company's current business plan calls for significant expenses. The Company has also entered into an agreement that obligates it to provide substantial additional funding before the end of its fiscal year ending February 28, 2007. The Company will require additional financing to sustain its business operations. The Company is currently working on the arrangements for financing, but cannot provide any assurances that it will be successful in doing so. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms, or conditions of additional financing unavailable.


The Company was incorporated on February 5, 2004, and to date has been involved primarily in organizational activities. The Company has incurred a net loss of $89,375 for the period from February 5, 2004 (inception) to February 28, 2006, and has no revenues to date. The Company's future is dependent upon its ability to obtain financing and upon future profitable operations from the acquired leases and working interests in oil and gas producing properties.


The Company's financial statements included with this Annual Report have been prepared assuming that it will continue as a going concern. The Company's auditors have made reference to the substantial doubt as to the Company's ability to continue as a going concern in their audit report on the Company's audited financial statements for the year ended February 28, 2006.

         The Company has a limited operating history.

The Company has a limited operating history and must be considered in the development stage. The Company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that the Company may be able to operate on a profitable basis.

Inability of the Company's officers and directors to devote sufficient time to the operation of the business may limit Quantum's success.

Presently the officers and directors of the Company allocate only a portion of their time to the operation of the business. Although Mr. Ellsworth is prepared to spend up to 40 hours a week towards the operations of the Company, Ms. Jensen and Ms. Schut will only be able to dedicate up to 20 hours a week.

If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.
 Even if this lack of sufficient time of the management is not fatal to the Company's existence, it may result in limited growth and success of the business.

It may be difficult for Quantum stockholders to resell their stock due to a lack of public trading market

The Company has its common stock quoted for trading on the OTCBB, however, to date, the trading has been sporadic and light in volume and there can be no assurance that an active trading market for the Company's shares will materialize. Until there is an established trading market, holders of the Company's common stock may find it difficult to sell their stock. If a market for the Company's common stock does develop, the stock price may be volatile.

     "Penny Stock" rules may restrict the market for the Company's shares

The Company's shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.


(C) Reports to Security Holders.

The Company files periodic and current reports electronically with the Securities and Exchange Commission. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov.


ITEM  2.     DESCRIPTION OF PROPERTY.

The Company does not own or rent facilities of any kind. At present it is operating from the official address that is located within the offices of Mr. Ellsworth, the Company's President. This space is provided free of charge. The Company will likely continue to use this space for its executive offices for the next 12 months.

The Company's acquired interests in oil and gas properties are being developed as follows:
Corsicana Pilot Project
-----------------------
Thirteen wells has been drilled to the Nacotoch zone, of which seven wells are tied into the tank battery, flow lines installed and the field is electrified. The wells will be perforated in the upper Nacotoch zone for added production. It is expected that the seven wells will be on line by June 15, 2006. Surtek Engineers are designing the polymer flood program for the pilot project. A successful pilot program could lead to the drilling of up to 500 wells over the next few years.

Corsicana Seismic program
-------------------------
A seismic company from Houston, Texas has been hired to shoot the 3D seismic over a 4000 acre series of leases. The seismic project is expected to identify several different deep zones below the Nacotoch. These include Pecan Gap, Austin Chaulk, Woodbine, Wolf City, Cotton Valley, Smackover and others. There is a potential to uncover vast deep zone structures which would lead to a significant drilling program. Seismic project is scheduled to start in late July of 2006.

McKinney
--------
There are three producing wells in the 1000 acre McKinney leases. The wells are marginal, however, McKinney #2 is producing 10 barrels a day after a lateral well bore and fracturing was carried out. Normal production is 2 or 3 barrel per day.

Barnett Shale
-------------
Two Barnett Shale wells are Boyd #1 and Inglish #2. To date the Boyd well has paid back approx $20,000 and the Inglish well about $2,000. The Inglish well had mechanical problems on completion and REO Inc., the operator, is trying various methods to rectify the problem and to increase production.


ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, nor it is aware of any contemplated or pending legal proceedings against it.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A name change from Boomers Cultural Development Inc. to Quantum Energy Inc. was made by written consent of 45,500,000 of the Company's 45,500,000 issued and outstanding shares of common stock on May 18, 2006. The effective date of the change was May 30, 2006.


                                     PART II

ITEM 5.      MARKET COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for the Common Stock
The Company's common stock was first quoted for trading on the National Association of Securities Dealer's OTC Bulletin Board ("OTCBB") using the ticker symbol BCDI.OB on July 25, 2005. Effective May 30, 2006 the Company's symbol is

QEGY.OB. The following quotations were obtained from and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in the Company's stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for the Company's common stock on the OTCBB for the periods indicated:

                                                              High         Low
                                                            --------    --------
Fiscal Year Ended February 28, 2007:
Quarter ending August 31, 2006 (through June 8, 2006)         $3.00      $1.05
  Quarter ended May 31, 2006 (through May 24, 2006).........  $3.00      $0.45
Fiscal Year Ended February 28, 2006:
  Quarter ended February 28, 2006...........................   1.01       0.15
  Quarter ended November 30, 2005...........................  0.014      0.014
  Quarter ended August 31, 2005 (beginning July 25, 2005)...  0.014      0.010

Holders of the Common Stock
As of June 8, 2006, there were 45 holders of record.

Dividends
The Company has not declared any cash dividends, nor does it intends to do so. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the cash resources and needs and it is anticipated that all available cash will be needed for the operations in the foreseeable future.




ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation
Currently, the Company plans to pursue its new interests in oil and gas industry. On May 19, 2006 Quantum signed a definitive agreement with KOKO Petroleum, Inc. (:KOKO") to acquire oil and gas interests that KOKO has in the Corsicana Pilot Project, Barnett Shale Formation, and McKinney in Texas. Set out below are KOKO's interests being transferred to Quantum:
1. Corsicana Pilot Project: a 50% working interest for USD$750,000 and will earn a 23,5% net revenue interest in producing wells of the Corsicana leases upon completion of the project;
2.  Barnett Shale: a 10% working interest in two Barnett Shale wells;
3. McKinney Lease: an interest in three producing wells in this 1,000 acres lease that carries potential to accommodate numerous future drillings in several zones; and

The above mentioned funds are going to be raised by Qunatum through an equity financing.

Liquidity and Capital Resources
The Company had cash of $1,016 as of February 28, 2006, compared to cash of $61,722 as of February 28, 2005. The Company had a working capital deficit of $8,688 as of February 28, 2006, compared to working capital of $58,444 as of February 28, 2005.

The decrease in working capital and in cash was substantially due to general and administrative expenses incurred by the Company. The Company will continue to utilize the free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.

Going Concern
The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its business objectives. For these reasons, the Company's auditors stated in their report on the Company's audited financial statements that they have substantial doubt the Company will be able to continue as a going concern without further financing.

Future Financings
The Company will continue to rely on equity sales of the common shares in order to continue to fund the Company's business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned business activities.

Off-Balance Sheet Arrangements
The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7.    FINANCIAL STATEMENTS

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                           FEBRUARY 28, 2006 AND 2005
                            (Stated in U.S. Dollars)

                                                                MORGAN & COMPANY
                                                           Chartered Accountants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Boomers' Cultural Development, Inc.
(A development stage company)

We have audited the balance sheets of Boomers' Cultural Development, Inc. (a development stage company) as at February 28, 2006 and 2005, and the statements of operations, cash flows, and stockholders' (deficiency) equity for the two years in the period ended February 28, 2006 , and for the cumulative period from inception, February 5, 2004, to February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2006, and for the cumulative period from inception, February 5, 2004, to February 28, 2006, in conformity with United States generally accepted accounting principles..

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders' deficiency and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                           "Morgan & Company"

May 22, 2006                                              Chartered Accountants

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                                                            FEBRUARY 28
                                                                                          2006             2005
----------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash and cash equivalent                                                       $       1,016   $      61,722

Capital Assets (Note 3)                                                                     3,846           1,323
Website Development Costs (Note 4)                                                          1,333           2,800
                                                                                    -----------------------------

                                                                                    $       6,195   $      65,845
=================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                       $       4,703   $       3,278
     Note payable to related party (Note 5)                                                 5,000            -
                                                                                    -----------------------------
                                                                                            9,703           3,278
                                                                                    -----------------------------

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share

     Issued and outstanding
          45,500,000 common shares at February 28, 2006
          45,500,000 common shares at February 28, 2005                                    45,500          45,500

     Additional paid-in capital                                                            40,500          40,500

Deficit Accumulated During The Development Stage                                          (89,508)        (23,433)
                                                                                    ------------------------------
                                                                                           (3,508)         62,567
                                                                                    ------------------------------

                                                                                    $       6,195   $      65,845
==================================================================================================================


    The accompanying notes are an integral part of the financial statements.

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                   YEAR              YEAR            FEBRUARY 5
                                                                   ENDED             ENDED             2004 TO
                                                                FEBRUARY 28       FEBRUARY 28        FEBRUARY 28
                                                                   2006              2005               2006
-----------------------------------------------------------------------------------------------------------------
Revenue                                                       $         -      $              -   $            -
                                                          -------------------------------------------------------

Expenses
     Depreciation                                                   2,573                 1,310            3,883
     Marketing                                                     23,027                 4,000           27,027
     Office and administration                                      7,909                 3,072           10,992
     Organizational costs                                               -                   309            1,034
     Professional fees                                             32,566                12,506           46,572
                                                          -------------------------------------------------------
                                                                   66,075                21,197           89,508
                                                          -------------------------------------------------------

Net Loss For The Period                                       $   (66,075)     $       (21,197)   $      (89,508)
=================================================================================================================


Basic And Diluted Loss Per Share                              $     (0.00)     $         (0.00)
===============================================================================================


Weighted Average Number Of Shares Outstanding
                                                                 45,500,000         39,866,450
==============================================================================================


    The accompanying notes are an integral part of the financial statements.

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                   YEAR              YEAR            FEBRUARY 5
                                                                  ENDED              ENDED             2004 TO
                                                               FEBRUARY 28        FEBRUARY 28        FEBRUARY 28
                                                                   2006              2005               2006
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                                 $     (66,075)    $       (21,197)   $     (89,508)

Adjustments To Reconcile Net Loss To Net Cash Used By
  Operating Activities
     Depreciation                                                    2,573               1,310            3,883
     Accounts payable and accrued liabilities                        1,425               1,053            4,703
                                                             ----------------------------------------------------
                                                                   (62,077)            (18,834)         (80,922)
                                                             ----------------------------------------------------

Cash Flows From Investing Activities
     Additions to capital assets                                    (3,629)             (1,433)          (5,062)
     Additions to intangibles                                            -              (4,000)          (4,000)
                                                             ----------------------------------------------------
                                                                    (3,629)             (5,433)          (9,062)
                                                            -----------------------------------------------------

Cash Flows From Financing Activities
     Issuance of common shares                                           -              65,000           86,000
     Note payable to related party                                   5,000                   -            5,000
                                                             ----------------------------------------------------
                                                                     5,000              65,000           91,000
                                                             ----------------------------------------------------

Increase In Cash During The Period                                 (60,706)             40,733            1,016

Cash, Beginning Of Period                                           61,722              20,989               -
                                                             ----------------------------------------------------

Cash, End Of Period                                          $       1,016     $        61,722    $       1,016
=================================================================================================================


Supplemental Disclosure Of Cash Flow Information
     Cash paid for:
         Interest                                            $           -     $             -    $          -
         Income taxes                                                    -                   -               -
=================================================================================================================

    The accompanying notes are an integral part of the financial statements.

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' DEFICIENCY EQUITY

          PERIOD FROM INCEPTION, FEBRUARY 5, 2004, TO FEBRUARY 28, 2006
                            (Stated in U.S. Dollars)

                                                                                                        DEFICIT
                                                                    CAPITAL STOCK                     ACCUMULATED
                                                     ---------------------------------------------
                                                                                     ADDITIONAL        DURING THE
                                                                                      PAID-IN         DEVELOPMENT
                                                        SHARES         AMOUNT         CAPITAL            STAGE           TOTAL
                                                     ----------------------------------------------------------------------------
Inception, February 5, 2004                                -        $       -      $       -       $       -           $       -

February 12, 2004 - Shares issued for cash at
  $0.001                                               20,000,000         20,000      (18,000)             -               2,000
February 27, 2004 - Shares issued for cash at $0.01
                                                       19,000,000         19,000           -               -              19,000
Net loss for the period                                    -                -              -             (2,236)          (2,236)
                                                     ----------------------------------------------------------------------------

Balance, February 29, 2004                             39,000,000         39,000        (18,000)         (2,236)          18,764

December 2004 - Shares issued for cash at $0.10
                                                        6,500,000          6,500         58,500            -              65,000
Net loss for the year                                      -                -              -            (21,197)         (21,197)
                                                     ----------------------------------------------------------------------------

Balance, February 28, 2005                             45,500,000         45,500         40,500         (23,433)          62,567

Net loss for the year                                      -                -              -            (66,075)         (66,075)
                                                     ----------------------------------------------------------------------------

Balance, February 28, 2006                             45,500,000   $     45,500   $     40,500    $    (89,508)       $  (3,508)
                                                     ============================================================================



    The accompanying notes are an integral part of the financial statements.

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                            (Stated in U.S. Dollars)



1.   NATURE AND CONTINUANCE OF OPERATIONS

     a)  Organization

         The Company was incorporated in the State of Nevada, United States of America, on February 5, 2004.

     b)  Development Stage Activities

         The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company intends to establish itself as a provider of personally guided tours for visitors to British Columbia, Canada. The Company also intends to establish itself as an oil and gas exploration enterprise with initial activity in the United States of America (note 8b).

     c) Effective August 26, 2005, the Board of Directors authorized a 1 for 10 stock split of the Company's issued common stock. One (1) old issued common share was split into 10 new issued common shares. All references in the accompanying financial statements to the number of common shares have been restated to reflect the stock split. The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001.

     d)  Going Concern

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

         As shown in the accompanying financial statements, the Company has incurred losses from operations, has negative cash flows, has a stockholders' deficiency and is dependent upon obtaining adequate financing to fulfil its development activites. These factors raise substantial doubt about its ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services or exploration. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates..

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Cash and Cash Equivalents

         For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At February 28, 2006, the Company had no cash equivalents.

     b)   Foreign Currency Translation

         The Company's functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

         i) monetary items at the rate  prevailing at the balance sheet date;
         ii) non-monetary  items at the historical  exchange rate;
         iii) revenue and expense at the rate in effect on the date of invoice.

         Gains and losses on translation are recorded in the statement of operations.

     c)  Organizational and Start-Up Costs

         Costs of start-up activities, including organizational costs, are expensed as incurred.

     d)  Development Stage Company

         The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e)  Capital Assets

         Capital assets are recorded at cost. Depreciation of computer equipment is at a rate of 30% per annum, on a straight-line basis. Depreciation of office equipment is at a rate of 20% per annum, on a straight-line basis.

     f)  Website Development Costs

         Website development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

     g)  Impairment of Long-Lived Assets

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

     h)  Income Taxes

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

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)  Basic and Diluted Loss Per Share

         In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     j)  Financial Instruments

         The carrying value of the Company's financial instruments consisting of cash, and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

     k)  New Accounting Standards

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.


3.   CAPITAL ASSETS

                                                            2006                                       2005
                                   ----------------------------------------------------------------------------
                                                       ACCUMULATED              BOOK                   BOOK
                                       COST            DEPRECIATION            VALUE                  VALUE
                                   ------------- ------------------------- ------------------------------------
     Office equipment              $    3,629    $               664       $     2,965         $           -
     Computer equipment                 1,433                    552               881                 1,323
                                   ----------------------------------------------------------------------------

                                   $    5,062    $             1,216       $     3,846         $       1,323
                                   ============================================================================

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                            (Stated in U.S. Dollars)



4.   WEBSITE DEVELOPMENT COSTS

                                                            2006                                       2005
                                   ----------------------------------------------------------------------------
                                                       ACCUMULATED              BOOK                   BOOK
                                       COST            DEPRECIATION            VALUE                  VALUE
                                   ------------- ------------------------- ------------------------------------
     Website development           $    4,000    $             2,667       $     1,333         $       2,800
                                   ----------------------------------------------------------------------------

                                   $    4,000    $             2,667       $     1,333         $       2,800
                                   ============================================================================

5.   NOTE PAYABLE TO RELATED PARTY

     The President and Chief Executive Officer advanced the Company $5,000 for operations. The advance is secured by a promissory note, does not bear interest and is due on demand.


6.  COMMON STOCK

      In the period ended February 29, 2004, the Company issued 20,000,000 common shares at a price of $0.001 per share for total gross proceeds of $2,000 and 19,000,000 common shares at a price of $0.01 per share for total gross proceeds of $19,000.

      In the year ended February 28, 2005, the Company issued 6,500,000 common shares at a price of $0.10 per share for total gross proceeds of $65,000.

      The Company has no stock option plan, warrants or other dilutive securities.


7.   INCOME TAX

     A reconciliation of income tax expense to the amount computed at the statutory rate is approximately as follows:
                                           2006                2005
                                     ------------------=--------------------

    Loss for the period                $     (66,075)     $      (21,197)
    Statutory provision                           35%                 35%
                                     ---------------------------------------
    Expected income taxes recovered    $     (23,126)     $       (7,419)
    Unrecognized tax losses                   23,126               7,419
                                     ---------------------------------------
                                        $          -      $            -
                                     =======================================

     The Company has $89,508 (2005 - $23,433) in accumulated losses carried forward which will expire in 2024 to 2026 if not utilized. Accumulated unrecognized tax losses amounted to approximately $31,300 (2005 - $8,200).

                       BOOMERS' CULTURAL DEVELOPMENT, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           FEBRUARY 28, 2006 AND 2005
                            (Stated in U.S. Dollars)



8.  SUBSEQUENT EVENTS

     a) On April 7, 2006 the President and Chief Executive Officer advanced the Company additional funds for operations in the amount of $5,000 in Canadian Funds and $1,000 USD. The advances are secured by promissory notes, do not bear interest and are due on demand.

     b) On May 9, 2006 and May 19, 2006 respectively, the Company signed a Memorandum of Understanding to Acquire Assets and an Asset Purchase Agreement (the"Agreements") with a public company in the United States. The Agreements provide for the purchase of certain assets including interests in an oil and gas project in the State of Texas and related agreements with third parties and are scheduled to close on May 31, 2006. In consideration for the purchase of the assets the Company agreed to pay $20,000 on closing and up to $80,000 thereafter for professional and public company filing fees, assume debt of $150,000 related to the oil and gas project, assume other debts of up to $1,600,000 and issue 1,500,000 common shares of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 8A.  Controls and procedures

An evaluation was performed under the supervision and with the participation of the management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, the Company's principal executive officer and chief financial officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that are filed under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in the internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.   Other Information
None
                                    PART III

ITEM 9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND   CONTROL  PERSONS;
           COMPLIANCE WIH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

      Name                          Age          Offices Held

      Bruce E. Ellsworth            77           Director, President
      Lorena Jensen                 32           Director, Secretary, Treasurer
      Caroline Schut                39           Director



Mr. Bruce E. Ellsworth
Mr. Ellsworth has served as President and Director since February 12, 2004. Mr. Ellsworth is experienced in corporate management, public relations, sales and marketing. He retired from the British Columbia Institute of Technology, in September 1994, where he was employed as an instructor in travel and tourism for approximately 13 years. Subsequent to his retirement, Mr. Ellsworth has been active as an independent consultant offering his expertise in areas of sales, marketing and customer relations to various organizations. He is also is actively involved with British Columbia Aviation Hall of Fame doing research on aviation personalities toward recommending certain of these individuals become members of the Hall. In addition, Mr. Ellsworth is performing research work (gratis) in conjunction with Mr. Ron Davies, Curator of Civil Aviation for the Smithsonian Institute, Washington DC. Mr. Ellsworth is currently devoting approximately 20 hours a week of his time to QUANTUM. However, he is prepared to spend up to 40 hours a week, as required during the critical startup activities of the Company.

Ms. Lorena Jensen
Ms. Lorena Jensen has served as Secretary/Treasurer and Director since February 12, 2004. Ms. Jensen is presently attending British Columbia Institute of Technology and is enrolled in an Aboriginal Venture Program. She is also an entrepreneur and has owned her own small business, Savage Contracting Ltd., since September 1999. She serves as President and is the sole Director and Shareholder. The construction company is focused on contract concrete work. Ms. Jensen is currently devoting approximately 10 hours a week of her time to Quantum. She is prepared to spend up to 20 hours a week of her time when the Company begins operations.

Ms. Caroline Schut
Ms. Caroline Schut has served on the Board of Directors since February 27, 2004. Ms. Schut is presently working as executive assistant to the Chairman of the Board of Family Services, a non-profit counseling service in North Vancouver, British Columbia, and has served in this capacity since September 1998. Family Services is a recognized provincial agency providing social services to the local community. Her background experience includes coordinating of special events, developing promotional venues and the merchandising of specialty products. She is experienced with the hospitality industry and has been involved in sales and marketing.
 She is able to dedicate only moderate time towards Quantum's business activities.

Term of Office

The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with the Company's bylaws. Officers are appointed by the board of directors and hold office until removed by the board.

Audit Committee
The Company currently does not have an audit committee financial expert, or an independent audit committee expert on the Board of Directors.

Code of Ethics
The Company recently adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report.


ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have not received any compensation since the date of incorporation of the Company, and no compensation is accrued. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase the Company's common stock.

Compensation of Directors
No compensation is paid to directors for serving as a director on the Company's board of directors, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at the Board of Directors meetings.

Pension and Retirement Plans
Currently, the Company does not offer any annuity, pension or retirement benefits to any of its officers or directors, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 24, 2006 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. As of June 8, 2006, there were 45,500,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. The table also shows the number of shares beneficially owned as of June 8, 2006 by each of the individual directors and executive officers and by all directors and executive officers as a group.

--------------------------------------------------------------------------------------------------------------------
Title of Class    Name and Address of Beneficial Owner                 Amount and Nature of
                                                                       Beneficial Ownership     Percent of Class
--------------------------------------------------------------------------------------------------------------------
                  Bruce Ellsworth - President & Director
Common            1400 - 164 Street, #74 Surrey,                            20,000,000               43.96%
                  British Columbia, Canada, V4A 8V8
--------------------------------------------------------------------------------------------------------------------
                  Lorena Jensen - Secretary/Treasurer & Director
Common            10069 - 143 Street, Surrey,                               11,000,000               24.18%
                  British Columbia, Canada, V3T 4S9
--------------------------------------------------------------------------------------------------------------------
                  Caroline Schut - Director
Common            183 Keefer Place, # 507, Vancouver,                        8,000,000               17.58%
                  British Columbia, Canada, V6B 6B9
--------------------------------------------------------------------------------------------------------------------

Common            Directors and officers as a group                         39,000,000               85.72%

--------------------------------------------------------------------------------------------------------------------

The Company believes that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table.

Equity Compensation Plan Information
As of the end of this fiscal year the Company did not have any equity compensation plans.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
On December 14, 2005, Mr. Ellsworth, the Company's President and Chief Executive Officer, advanced CDN $5,000 to the Company for operating expenses. The Company has delivered a promissory note in that amount to Mr. Ellsworth. The loan does not bear interest, is unsecured, and is due on demand.

On April 7, 2006, Mr. Ellsworth advanced CDN $5,000 and USD $1,000 to the Company for operating expenses. The Company has delivered promissory notes in those amounts to Mr. Ellsworth. The loans do not bear interest, are unsecured, and are due on demand.

ITEM 13.               EXHIBITS

     Exhibit                          Description of Exhibit                                  Location
     Number*
      Item 3       Articles of Incorporation and Bylaws
       3.1         Articles of Incorporation                                     Incorporated by reference from the
                                                                                 Registration Statement Amendment 2
                                                                                 on Form SB-2 filed October 26,
                                                                                 2004, SEC File No. 333-118138.
       3.2         Bylaws, as amended                                            Incorporated by reference from the
                                                                                 Registration Statement Amendment 2
                                                                                 on Form SB-2 filed October 26,
                                                                                 2004, SEC File No. 333-118138.
       3.3         Articles of Amendment                                         This filing
      Item 4       Instruments Defining the Rights of Security Holders,
                   Including Indentures
       4.1         Specimen Stock Certificate                                    This filing.
     Item 10       Material Contracts
       10.1        Promissory Notes:                                             This filing
                   a.  for US$5,000 dated December 15, 2005
                   b.  for US$1,000 dated April 7, 2006; and
                   c.  for US$5,000 dated April 7, 2006.
       10.2        Asset Purchase Agreement entered into on May 19, 2006         This filing
                   between KOKO Petroleum, Inc. and Boomers Cultural
                   Development, Inc.
     Item 14       Code of Ethics
       14.1        Code of Ethics                                                This filing.
     Item 31       Rule 13a-14(a)/15d-14(a) Certifications
       31.1        Certification of Chief Executive Officer pursuant to 18       This filing
                   U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2        Certification of Chief Financial Officer pursuant to 18       This filing.
                   U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Item 32       Section 1350 Certifications
       32.1        Certification of Chief Executive Officer pursuant to 18       This filing
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      32.2         Chief Financial Officer pursuant to 18 U.S.C. Section 1350,   This filing.
                   as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to the Company by its independent auditor, Morgan and Company, for the fiscal years ended February 28, 2006 and 2005:
                                             Years ended February 28
                                        2005                         2006
Audit Fees:                            $3,700                       $6,400
Non-Audit Related Fees:                   Nil                          Nil
Tax Fees:                                 Nil                          Nil
All Other Fees:                           Nil                          Nil
Total:                                 $3,700                       $6,400

Audit Fees


Audit Fees are the aggregate fees billed by the independent auditor for the audit of the consolidated annual financial statements, reviews of interim financial statements, and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Generally, the board of directors approves in advance audit and non-audit services to be provided by Morgan and Company. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated pre-approval authority to the Company's President for matters that arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that the Secretary and Treasurer report such approvals to the board of directors at the next regularly scheduled meeting of the board of directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of June, 2006.
                               QUANTUM ENERGY INC.
By:   /s/ Bruce Ellsworth
      -----------------------------------------------------
      Bruce Ellsworth
      President, Chief Executive Officer
      Director
      Date: June 12, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:  /s/ Lorena Jensen
      -----------------------------------------------------
      Lorena Jensen
      Chief Financial Officer
      Director
      Date: June 12, 2006