Form 10QSB
period 2006-05-31
QUANTUM ENERGY INC.
filed 2006-07-20
CIK 1295961

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities  Exchange
    Act Of 1934


                   For the quarterly period ended May 31, 2006


                        Commission File Number 333-118138

                              QUANTUM ENERGY, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                     98-0428608
---------------------------------       ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

             29 - 3800 Pinnacle Way
Gallaghers Canyon, Kelowna, British Columbia, Canada             V1W 3Z8
-----------------------------------------------------            -------
    (Address of principal executive offices)                    (Zip Code)


                           250 - 809 -9185
                      -------------------------
                      Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 14, 2006, 45,500,000 shares of common stock of the issuer were issued and outstanding.


Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS













                               QUANTUM ENERGY INC.

                 (formerly Boomers' Cultural Development, Inc.)

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)

                               QUANTUM ENERGY INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                                  May 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                  May 31,              Feb 28,
                                                                                   2006                 2006
                                          ASSETS                                 Unaudited             Audited
Current
     Cash and cash equivalent                                               $           4,825    $            1,016
Capital Assets - Note 4                                                                 3,557                 3,846

Website Development Costs -Note 5                                                       1,000                 1,333
                                                                            ------------------   ------------------
                                                                            $           9,382    $            6,195
                                                                            ==================   ==================


                                       LIABILITIES

Current
    Accounts payable and accrued liabilities                                $            8,948   $            4,703

    Due to related party - Note 6                                                       10,534                5,000
                                                                            ------------------   ------------------

                                                                                        19,482                9,703
                                                                            ------------------   ------------------



                              STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 7 Authorized:
            75,000,000  common stock, $0.001 par value

    Issued and outstanding:
            45,500,000                common shares                                     45,500               45,500
                        45,500,000
Contributed surplus                                                                     40,500               40,500
Deficit accumulated during the development stage                                       (96,100)             (89,508)
                                                                            -------------------  -------------------


                                                                                       (10,100)              (3,508)
                                                                            -------------------  -------------------

                                                                            $            9,382   $            6,195
                                                                            ==================   ==================


                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                  for the three month period ended May 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                       February 4, 2004
                                                                                                           (Date of
                                                                       Three months ended               Inception) to
                                                                            May 31,                        May 31,
                                                            -----------------------------------------
                                                                    2006                2005                 2006
                                                                    ----                ----                 ----
    Expenses
        Organizational costs                                $                -   $                -  $            1,034
        Professional fees                                                5,528                3,004              52,100
        Office and administration                                          442                3,690              11,434
          Marketing                                                                                              27,027
                                                                             -                4,988
        Amortization                                                                            573               4,505
                                                            -------------------- ------------------  ------------------
                                                            622


     Net loss for the period                                $           (6,592)  $          (12,255) $          (96,100)
                                                            ==================   ==================  ===================

     Basic and diluted loss per share                       $            (0.00)  $            (0.00)
                                                            ==================   ==================

    Weighted average number of shares outstanding                   45,500,000           45,500,000
                                                            ==================   ==================


                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the three months ended May 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                         February 5, 2004
                                                                                                             (Date of
                                                                        Three months ended                Inception) to
                                                                              May 31,                        May 31,
                                                                     2006                 2005                 2006
                                                                     ----                 ----                 ----
Operating Activities
    Net loss for the period                                  $           (6,592)  $         (12,255)  $           (96,100)
    Change in non-cash working capital balance
     related to  operations
         Amortization                                                       622                 573                 4,505
      Accounts payable and accrued liabilities                            4,245                 767                 8,948
                                                             ------------------   -------------------- -------------------

Cash used in operating activities                                        (1,725)            (10,915)              (82,647)
                                                             ------------------   ------------------   -------------------

Investing Activities
     Additions to property, plant and equipment                               -              (2,400)               (5,062)
     Additions to intangibles                                                 -                    -               (4,000)
                                                             ------------------   ------------------   -------------------

Cash used in investing activities                                             -              (2,400)               (9,062)
                                                             ------------------   ------------------   -------------------
Financing Activities
     Note payable to related party                                        5,534                                    10,534
    Issuance of common stock                                                  -                   -                86,000
                                                             ------------------   ------------------   -------------------

Cash used in financing activities                                         5,534              (2,400)               96,534
                                                             ------------------   ------------------   -------------------

Increase (decrease) in cash during the period                             3,809             (13,315)                4,825

Cash, beginning of the period                                             1,016              61,722                     -
                                                             ------------------   ------------------   -------------------

Cash, end of the period                                      $            4,825   $          48,407   $             4,825
                                                             ==================   ==================   ===================

Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
      Interest                                               $                -   $               -   $                 -
                                                             ==================   ==================   ===================

      Income taxes                                           $                -   $               -   $                 -
                                                             ==================   ==================   ===================


                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                          (A Development Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
              (DEFICIENCY) for the period February 4, 2004 (Date of
                           Inception) to May 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                      During the
                                                                       Additional        Pre-
                                               Common Shares            Paid-in       exploration
                                       ------------------------------
                                          Number        Par Value       Capital          Stage           Total
                                          ------        ---------       -------          -----           -----
Capital stock issued for cash:
February 12, 2004      - at $0.001        20,000,000 $       20,000  $      (18,000)$            -  $        2,000
February 27, 2004      - at $0.01         19,000,000         19,000               -              -          19,000
Net loss for the period                            -              -               -         (2,236)         (2,236)
                                       ------------- --------------  -------------- --------------- ---------------

Balance, as at February 2004              39,000,000 $       39,000  $      (18,000)$       (2,236) $       18,764
Capital stock issued for cash:
December, 2004 - at $0.10                 6,500,000             6,500        58,500                         65,000
Net loss for the year                              -              -               -        (21,197)        (21,197)
                                       ------------- --------------  -------------- --------------- ---------------

Balance, as at February 2005              45,500,000 $       45,500  $       40,500 $      (23,433) $       62,567
Net loss for the year                              -              -               -        (66,075)        (66,075)
                                       ------------- --------------  -------------- --------------- ---------------

Balance, as at February 2006              45,500,000 $       45,500  $       40,500 $      (89,508) $       (3,508)
Net loss for the period                            -              -               -         (6,592)         (6,592)
                                       ------------- --------------  -------------- --------------- ---------------

Balance, as at May 31, 2006               45,500,000 $       45,500  $       40,500 $      (96,100) $      (10,100)
                                       ============= ==============  ============== ==============  ===============


                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Basis of Presentation of Interim Financial Statements
              -----------------------------------------------------
              While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited February 28, 2006 annual financial statements.

              The results of operations for the three-month period ended May 31, 2005, are not necessarily indicative of the results to be expected for the year ending February 28, 2007.

              These unaudited  interim  financial  statements  should be read in
              conjunction   with  the  February   28,  2006  audited   financial
              statements of the Company.

Note 2        Nature and Continuance of Operations
              ------------------------------------
              a) Organization

              The Company was incorporated in the State of Nevada, United States of America, on February 5, 2004. The name of the Company was changed from Boomers Cultural Development Inc to Quantum Energy Inc on May 18, 2006

              b) Development Stage Activities

              The Company is in the development stage and has not yet realized any revenues from its planned operations. On May 9, 2006 and May 19, 2006 respectively, the Company signed a Memorandum of Understanding to Acquire Assets and an Asset Purchase Agreement (the "Agreements") with a public company in the United States. The Agreements provide for the purchase of certain assets including interests in oil and gas projects in the State of Texas and related agreements with third parties. In consideration for the purchase of the assets the Company agreed to pay $20,000 on closing, up to $80,000 thereafter for professional and public company filing fees, assume debt of $150,000 related to the oil and gas projects, assume other debts of up to $1,600,000 and issue 1,500,000 common shares of the Company, This agreement is currently expected to be closed in July 2006. The company was intending to establish itself as a provider of personally guided tours for visitors to British Columbia, Canada. The Company no longer intends to continue with this venture.

              c)  Going Concern

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2006 the Company has not yet attained profitable operations and has

Quantum Energy Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
May 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------


              accumulated losses of $96,100 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of their interest in the oil and gas projects and to repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.


Note 3        Significant Accounting Policies
              -------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              a) Cash and Cash Equivalents

              For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As at May 31, 2006, the Company had no cash equivalents.

              b) Foreign Currency Translation

              The Company's functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

              i) monetary items at the rate prevailing at the balance sheet date;
              ii)  non monetary items at the historical exchange rate
              iii) revenue and expenses at the average rate in effect during the period

              Gains and losses are recorded in the statement of operations.

              c) Development Stage Company

              The Company is a development stage company as defined in the Statements of Financial Accounting Standards No7. The Company is devoting substantially all of its present efforts to establish new operations and none of these planned operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

Quantum Energy Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
May 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 3
 ---------


              d)Capital Assets

              Capital assets are recorded at cost. Amortization of computer equipment is at a rate of 30% per annum, on a straight-line basis. Amortization of office equipment is at a rate of 20% per annum, on a straight-line basis.


              e) Website Development Costs

              Website development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's web-site up to its initial implementation. The asset is being amortized over its estimated useful life of three years using the straight-line method. Ongoing website maintenance costs will be expensed as incurred. Since the Company has now changed the primary operation, it will have to be determined if this website continues to have any value to the company.

              f) Basic and Diluted Loss Per Share

              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

              g) Financial Instruments

              The carrying value of the Company's financial instruments consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

              h) New Accounting Standards

              Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

Quantum Energy Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
May 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 4
 ---------



Note 4        Capital Assets
              --------------

                                                   Cost        Accumulated      Net Book     Net Book February
                                                               Amortization     May 2006            2006
              Office equipment                    $  3,629       $    845        $  2,783          $  2,965
              Computer equipment                     1,433            659             774               881

                                              ------------------------------------------------------------------
                                                  $  5,062       $  1,504        $  3,557          $  3,846
                                              ------------------------------------------------------------------


Note 5        Website Development
              -------------------

                                                   Cost        Accumulated      Net Book     Net Book February
                                                               Amortization     May 2006            2006
              Website development                 $ 4,000        $ 3,000         $ 1,000          $ 1,333

                                              ------------------------------------------------------------------
                                                  $ 4,000        $ 3,000         $ 1,000          $ 1,333
                                              ------------------------------------------------------------------


Note 6        Note Payable to Related Party
              -----------------------------
              The President and Chief Executive Officer advanced the company $6,000 US and $5,000 Cdn for continued operations. These advances are secured by a promissory note, do not bear interest and are due on demand.

Note 7        Common Stock
              ------------
              In the period ended February 29, 2004, the Company issued 20,000,000 common shares at a price of $.001 per share for total gross proceeds of $2,000 and 19,000,000 common shares at a price of $0.01 per share for total gross proceeds of $19,000.

              In the year ended February 28, 2005, the Company issued 6,500,000 common shares at a price of $0.10 per share for total gross proceeds of $65,000.

Quantum Energy Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
May 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 5
 ---------


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

ITEM 2. MANAGEMENT DISCUSSSION AND ANALYSIS OR PLAN OF OPERATION


Overview
Quantum Energy Inc. (referred to as "Quantum" or the "Company") was incorporated on February 5, 2004, in the State of Nevada. The Company's principal executive offices now are located at 29 - 3800 Gallagers Canyon, Kelowna, BC V1W 3Z8. The Company's telephone number is (250) 809-9185.

Starting in May of 2006 the Company decided to embark on a new business path in oil and gas exploration and acquisitions. The Company intends to acquire interests in the properties and working interests in the production owned by established oil and gas production companies, whether public or private, in United States oil producing areas. The Company believes this opportunity may have considerable future potential.

On May 19, 2006, the Company entered into an Asset Purchase Agreement with KOKO Petroleum, Inc., purchasing oil and gas assets in Texas, USA, which include three producing wells and 10% working interests in two additional wells. The transaction was to be closed on May 31, 2006, however, by oral mutual agreement the delivery date was extended indefinitely. The Company anticipates that the transaction will be closed before July 31, 2006, although it cannot provide any assurances that it will be able to do so.

The degree of expansion of the Company's oil and gas business will depend on availability of funds. When and if funding becomes available, the Company plans to acquire high-quality oil and gas properties, primarily proven producing and proven undeveloped reserves. The Company will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

Plan of Operation
The Company will acquire a 50% working interest in Corsicana Pilot Project, which is currently being developed and upon completion will earn a 23.5% net revenue interest in seven producing wells of the Corsicana leases. Surtek Engineers are designing the polymer flood program for the pilot project, which is expected to commence by mid September 2006. Six injecting wells are going to be used in this project. A seismic project is scheduled to start in late July of 2006 to shoot the three-dimensional seismic over a 4,000 acre series of leases.

Upon closing of the transaction the Company shall receive revenue from a 10% working interest in two Barnett Shale wells and a 35% working interest in three producing wells in a 1,000 acres McKinney Lease. The wells are marginal; however, McKinney #2 is producing 10 barrels a day after a lateral well bore and fracturing was carried out. Normal production is two or three barrels per day.

General and Administrative Expenses
General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel.

General and administrative expenses totaled $5,970 for the three months ending May 31, 2006, compared to $11,682 for the three months ending May 31, 2005. This decrease was due to decreases in office administration and marketing costs associated with the movement into the oil and gas business.


Liquidity and Capital Resources
The Company had cash of $4,825 as of May 31, 2006, compared to cash of $48,407 as of May 31, 2005. The Company had a working capital deficit of $14,657 as of May 31, 2006, compared to working capital of $44,362 as of May 31, 2005.

The decrease in working capital and in cash was substantially due to general and administrative expenses incurred by the Company. The Company will continue to utilize the free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.

The Company's continued operations will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. While the Company has been successful in raising funds to date, there is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

If additional shares are issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company. A large portion of the Company's financing to date has been through the issuance of shares or through equity financing with share based collateral. There can be no assurances that the Company will become self-sufficient. Therefore, the Company may continue to issue shares to further the business, and existing shareholders may suffer a dilutive effect on the price of their shares as well as a loss of voting power in the Company.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange
Commission's rules and forms, and that information is accumulated and communicated to management, including the Company's principal executive and principal financial officers (whom the Company refers to in this periodic report as its Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of its Certifying Officers, the effectiveness of the Company's disclosure controls and procedures as of May 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company's Certifying Officers concluded that, as of May 31, 2006, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION




ITEM 6.               EXHIBITS

Exhibit
Number*     Description of Exhibit                       Location

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

3.3         Articles of Amendment                 Incorporated by reference from
                                                  10-KSB annual report filed  on
                                                  June  14, 2006,  SEC  File No.
                                                  333-118138.

Item 31     Rule 13a-14(a)/15d-14(a) Certifications

31.1        Certification of Chief Executive  Officer and Chief      This filing
            Financial Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Item 32     Section 1350 Certifications

32.1        Certification of Chief Executive Officer and Chief       This filing
            Financial Officer pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of June, 2006.
                               QUANTUM ENERGY INC.
By:   /s/ Ted Kozub
      --------------------
      Ted Kozub
      President, CEO, CFO
      Date: July 19, 2006