Form 10QSB
period 2006-08-31
QUANTUM ENERGY INC.
filed 2006-10-16
CIK 1295961

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act Of 1934


                 For the quarterly period ended August 31, 2006


                        Commission File Number 333-118138

                              QUANTUM ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       98-0428608
-----------------------------------        ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


              29 - 3800 Pinnacle Way
 Gallaghers Canyon, Kelowna, British Columbia, Canada                V1W 3Z8
 -----------------------------------------------------               -------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 12, 2006, 47,000,000 shares of common stock of the issuer were issued and outstanding.


Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS








                               QUANTUM ENERGY INC.

                  (formerly Boomers' Cultural Development Inc.)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 August 31, 2006

                             (Stated in US Dollars)

                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             (Stated in US Dollars)


                                                                                August 31,          February 28,
                                                     ASSETS                       2006                  2006
                                                     ------                       ----                  ----
                                                                             ( Unaudited)
Current
     Cash and cash equivalents                                              $           47,395   $            1,016
     Accounts receivable                                                                 3,036                    -
                                                                            ------------------   ------------------
          Total Current Assets                                                          50,431                1,016
Capital Assets                                                                         121,663                3,846
Website Development                                                                     11,659                1,333
Oil and Gas Properties                                                               3,033,625                    -
                                                                            ------------------   ------------------

                                                                            $        3,217,378   $            6,195
                                                                            ==================   ==================

                                                 LIABILITIES
                                                 -----------
Current
    Accounts payable and accrued liabilities                                $          133,899   $            4,703
     Promissory notes payable                                                        1,594,760                    -
    Due to related party                                                                     -                5,000
                                                                            ------------------   ------------------

            Total Liabilities                                                        1,728,659                9,703
                                                                            ------------------   ------------------

                                       STOCKHOLDERS' EQUITY (DEFICIT)
                                       ------------------------------
Common stock
    Authorized:
            75,000,000  common stock, $0.001 par value
    Issued and outstanding:
            47,000,000  and 45,500,000 common shares, respectively                      47,000               45,500
Additional paid-in capital                                                           1,685,913               40,500
Deficit accumulated during the development stage                                      (244,194)             (89,508)
                                                                            ------------------   ------------------

                                                                                     1,488,719               (3,508)
                                                                            ------------------   -------------------

                                                                            $        3,217,378   $            6,195
                                                                            ==================   ==================

                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
         for the three and six months ended August 31, 2006 and 2005 and for the period February 4, 2004 (Date of Incorporation) to August 31, 2006
                             (Stated in US Dollars)

                                    Three months ended                          Six months ended                February 4, 2004
                                         August 31,                                 August 31,                   To August 31,
                         ----------------------------------------------------------------------------------------------------------
                                   2006               2005                 2006                    2005                     2006
                                   ----               ----                 ----                    ----                     ----
                             ( Unaudited)       ( Unaudited)         ( Unaudited)            ( Unaudited)
Royalty income           $           10,879   $             -   $            10,879   $                 -      $            10,879
                         ------------------   ---------------   -------------------   -------------------      -------------------
   Total Income                      10,879                 -                10,879                     -                   10,879

Operating Expenses
Amortization                         10,825               622                11,447                 1,196                   12,330
Management fees                      15,000                 -                15,000                     -                   15,000
Marketing                             4,041             9,482                 4,041                14,470                   31,068
Office and administration            41,908             2,931                42,348                 6,621                   57,374
Professional fees                    87,465            23,820                92,993                26,823                  139,565
Royalty costs                         9,270                -                 9,270                     -                     9,270
                          -----------------   ---------------   -------------------   -------------------      -------------------
    Total Operating Expenses        168,509            36,855               175,099                49,110                  264,607
                          -----------------   ---------------   -------------------   -------------------      -------------------


 Net loss before other items       (157,630)          (36,855)             (164,220)              (49,110)                (253,728)

 Other Items
    Other income                      9,534                 -                 9,534                     -                    9,534
                          -----------------   ----------------   -------------------   -------------------      -------------------

 Net loss for the period $         (148,096)  $       (36,855)  $          (154,686)  $           (49,110)     $          (244,194)
                          ==================  ================   ===================   ===================      ===================

 Basic and diluted
 loss per share          $            (0.00)  $         (0.00)  $            (0.00)  $             (0.00)
                          ==================  ================   ===================   ===================
 Weighted average number
of shares outstanding            47,000,000        45,500,000            46,250,000            45,500,000
                          ==================  ================   ===================   ===================




                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                for the six months ended August 31, 2006 and 2005
           and for the period February 4, 2004 (Date of Incorporation)
                               to August 31, 2006
                             (Stated in US Dollars)

                                                                                                            February 4, 2004
                                                                              Six months ended                (Inception) to
                                                                                  August 31,                    to August 31,
                                                                         2006                 2005                  2006
                                                                         ----                 ----                  ----
                                                                     ( Unaudited)         ( Unaudited)
Operating Activities
    Net loss for the period from continued operations             $         (154,686)  $          (49,110)   $         (244,194)
    Change in non-cash working capital balance
     related to  operations
        Amortization                                                          11,447                1,194                12,330
        Accounts receivable                                                   (3,036)                   -                (3,036)
      Accounts payable and accrued liabilities                                29,196                2,177                33,899
                                                                   ------------------   ------------------    ------------------

Cash used in operating activities                                           (117,079)             (45,739)             (201,001)
                                                                   ------------------   ------------------    ------------------

Investing Activities
    Acquisition of capital assets                                                  -               (3,629)               (5,062)
    Acquisition of oil and gas properties                                   (385,000)                   -              (385,000)
    Acquisition of other assets                                              (11,592)                   -               (12,592)
                                                                   ------------------   ------------------    ------------------

Cash used in investing activities                                           (396,592)              (3,629)             (402,654)
                                                                   ------------------   -------------------   ------------------

Financing activities
    Sale of common stock for cash                                                  -                    -                86,000
    Issuance of promissory notes payable                                     565,050                    -               565,050
    Due to related party                                                      (5,000)                   -                     -
                                                                  -------------------  ------------------    ------------------

Cash used in financing activities                                            560,050                    -               651,050
                                                                   ------------------   ------------------    ------------------

Increase (decrease) in cash during the period                                 46,379              (49,368)               47,395

Cash, beginning of the period                                                  1,016               61,722                     -
                                                                   ------------------   ------------------    ------------------

Cash, end of the period                                           $           47,395   $           12,354    $           47,395
                                                                   ==================   ==================    ==================

                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS-CONTINUED
                for the six months ended August 31, 2006 and 2005
           and for the period February 4, 2004 (Date of Incorporation)
                               to August 31, 2006
                              (Stated in US Dollars

                                                                 Six months ended              February 4, 2004
                                                                    August 31,
                                                                                                   to August 31,
                                                             2006                 2005                  2006
                                                             ----                 ----                  ----
                                                         ( Unaudited)         ( Unaudited)
Non-Cash Transactions
    Acquisition of capital assets                     $          (127,998)  $                -    $         (127,998)
    Acquisition of oil and gas properties                      (2,648,625)                   -            (2,648,625)
    Issuance of common stock                                        1,500                    -                 1,500
    Issuance of promissory notes payable                        1,029,710                    -             1,029,710
    Accounts payable and accrued expenses                         100,000                    -               100,000
    Additional paid-in capital                                  1,645,413                    -             1,645,413
                                                       ------------------   ------------------    ------------------

                                                      $                 -   $                -     $               -
                                                       ==================   ==================    ==================













                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' DEFICIT for
     the period February 4, 2004 (Date of Incorporation) to August 31, 2006
                             (Stated in US Dollars)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                      During the
                                               Common Shares            Paid-in       Development
                                       ------------------------------
                                          Number        Par Value       Capital          Stage           Total
                                          ------        ---------       -------          -----           -----
Capital stock issued for cash:
February 12, 2004      - at $0.001        20,000,000 $       20,000  $      (18,000)$            -  $        2,000
February 27, 2004      - at $0.001        19,000,000         19,000               -              -          19,000
Net loss for the period                            -              -               -         (2,236)         (2,236)
                                       ------------- --------------  -------------- --------------- ---------------

Balance February 2004                     39,000,000         39,000         (18,000)        (2,236)         18,764

Capital stock issued for cash:
December, 2004 - at $0.01                  6,500,000          6,500          58,500              -          65,000
Net loss for the year                              -              -               -        (21,197)        (21,197)
                                       ------------- --------------  -------------- --------------- ---------------

Balance February 2005                     45,500,000         45,500          40,500        (23,433)         62,567

Net loss for the year                              -              -               -        (66,075)        (66,075)
                                       ------------- --------------  -------------- --------------- ---------------

Balance February 2006                     45,500,000         45,500          40,500        (89,508)         (3,508)

Koko Petroleum Acquisition                 1,500,000          1,500       1,645,413              -       1,646,913
Net loss for the period                            -              -                       (154,686)       (154,686)
                                       ------------- --------------  -------------- --------------- ---------------

Balance August 31, 2006                   47,000,000 $       47,000  $    1,685,913 $     (244,194) $   (1,488,719)
                                       ============= ==============  ============== ==============  ===============





                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Basis of Presentation of Interim Financial Statements
              -----------------------------------------------------

              While the information presented in the accompanying interim three-month and six month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.'s ("the Company's") audited February 28, 2006 annual financial statements.

              The results of operations for the six-month period ended August 31, 2006, are not necessarily indicative of the results to be expected for the year ending February 28, 2007.

              These unaudited  interim  financial  statements  should be read in
              conjunction   with  the  February   28,  2006  audited   financial
              statements of the Company.

Note 2        Nature and Continuance of Operations
              ------------------------------------

              a)       Organization

              The Company was incorporated in the State of Nevada, United States of America, on February 5, 2004. The name of the Company was changed from Boomers Cultural Development Inc. to Quantum Energy Inc on May 18, 2006

              b)       Development Stage Activities

              The Company is in the development stage and has acquired various working interests in six oil and gas projects located in the Corsican and Barnett Shale oil fields in Texas. The drilling activity carried on by the companies at the present is development drilling. There are no exploratory wells. Several of the wells are now in production and in the past quarter the Company realized some revenues from its operations. The Company under prior management was intending to establish itself as a provider of personally guided tours for visitors to British Columbia, Canada. The Company no longer intends to continue with this venture.

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 2        Nature and Continuance of Operations (continued)
              ------------------------------------------------

              c)  Going Concern

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2006 the Company has not yet attained profitable operations and has accumulated losses of $244,194 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of their interest in the oil and gas projects and to repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

               a)       Cash and Cash Equivalents

              For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As at August 31, 2006, the Company had no cash equivalents.

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

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 3        Significant Accounting Policies (continued)
              -------------------------------------------

              c)       Capital Assets

              Capital assets are recorded at cost. Amortization of computer equipment is at a rate of 30% per annum, on a straight-line basis. Amortization of office equipment is at a rate of 20% per annum, on a straight-line basis. Amortization of other equipment is at a rate of 20% per annum, on a straight-line basis.

              d)       Website Development Costs

              Website development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's web-site up to its initial implementation. The asset is being amortized over its estimated useful life of three years using the straight-line method. Ongoing website maintenance costs will be expensed as incurred.

              e)       Basic and Diluted Loss Per Share

              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)



Note 4        Capital Assets
              --------------

                                                   Cost        Accumulated      Net Book     Net Book February
                                                               Amortization    August 2006          2006
              Office equipment                    $ 3,629        $ 1,028         $ 2,601          $ 2,965
              Computer equipment                    1,433            769             664              881
              Equipment                           127,998          9,600          18,398                -

                                              ------------------------------------------------------------------
                                                 $ 133,060       $ 11,397       $ 21,663          $ 3,846
                                              ------------------------------------------------------------------

Note 5        Website Development
              -------------------

                                                   Cost        Accumulated      Net Book     Net Book February
                                                               Amortization    August 2006          2006
              Website development                $ 12,591         $ 932         $ 11,659          $ 1,333

                                              ------------------------------------------------------------------
                                                 $ 12,591         $ 932         $ 11,659          $ 1,333
                                              ------------------------------------------------------------------


Note 6        Oil and Gas Properties
              ----------------------

              Corsicana Field - JMT Pilot Project

              On October 11, 2005, KOKO ("KOKO") Petroleum, whose assets and liabilities were acquired and assumed by the Company on May 31, 2006 (KOKO Purchase Agreement), signed a letter of intent with JMT Resources Ltd. ("JMT"), a majority owner and operator of certain oil and gas leases, comprising 4,000 acres of mineral leasehold, located in Corsicana, Navarro County, Texas. KOKO provided an initial equity contribution of $602,300 during the year ended 2005. KOKO contributed a further $150,000 on May 23, 2006 which brings its joint venture partnership interest to 25%.

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 6        Oil and Gas Properties (continued)
              ----------------------------------

              Boyd #1, Barnett Shale Project, Texas

              On September 20, 2005, by letter of agreement with REO Energy Ltd. ("REO") for $140,000 KOKO acquired a 10% undivided working interest in and to a lease known as Boyd #1, Barnett Shale Project in Cooke County, Texas, containing approximately 40 acres and burdened by a total of 25% royalty and overriding royalty interest. The undivided 10% working interest is subject to a pro-rata share of the royalty and overriding royalty interest equal to a 7.5% net revenue. The operator of record is Rife Energy Operating Inc. A standard operating lease governs the day to day operations.

              Inglish #2, Barnett Shale Project, Texas

              On October 20, 2005, by letter of agreement with REO Energy Ltd. ("REO") for $140,000 KOKO acquired a 10% undivided working interest in and to a lease known as Inglish #2, Barnett Shale Project in Cooke County, Texas, containing approximately 40 acres and burdened by a total of 25% royalty and overriding royalty interest. The undivided 10% working interest is subject to a pro-rata share of the royalty and overriding royalty interest equal to a 7.5% net revenue. The operator of record is RIFE Energy Operating Inc. A standard operating lease governs the day to day operations. This well was drilled in December 2005 and is now in production producing approximately 22 barrels of oil and 120,000,000 cubic feet of natural gas per day.


              McKinney 1-B, 2-B and Blackburn 1-C, Corsicana Field, Navarro County, Texas

              In 2004 KOKO entered into an informal participation agreement with Armen Energy LLC ("Armen"), whereby the Company would participate with Armen in the exploration and production of 1,000 acres of held by production leases in the Corsicana Field. Navarro County, Texas. KOKO, for nominal initial consideration, was assigned an undivided 45% working interest in these leases after completion of well drilling, including a 37% net revenue interest.

              Corsicana Seismic Project

              KOKO has also acquired a 23.5% working interest in lands under lease by JMT Resources and Rife Energy Operating Inc. and referred to as the Corsicana Field - JMT Project. The Company's geologist believes there are substantial potentials for deeper zone discoveries in this project. At present, only the Nacatoch zone is being produced at 900 feet. This area is known to possess significant oil bearing structures or traps in the Pecan Gap, Woodbine, Wolf City, Cotton Valley and Smackover down to 11,000 feet.

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 6        Oil and Gas Properties (continued)
              ----------------------------------

              The purpose of the 3 dimensional seismic is to "shoot" seismic lines over the 8 square miles which upon interpretation will identify the existence of potential traps for exploratory or development drilling in one or more of the above mentioned reservoirs. Total cost to shoot is approximately $500,000. The Company has paid $100,000 towards 50% of the cost and will pay the next $150,000 upon seismic completion.

              Inglish #1H - Barnett Shale Project

              KOKO has acquired a 5% working interest in this project for $135,000. This is the first horizontal well drilled by REO Energy Ltd. (the operator) in the Barnett Shale. All previous wells were vertical wells. Total cost of this well is approximately
              $2,700,000. The well has been drilled, completed and is now in production. The well has produced for approximately 13 days and to date has produced in excess of 2,000 barrels of oil and 4,000,000 cubic feet of natural gas.

Note 7        Promissory Notes Payable
              ------------------------

              In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,594,760 due on demand, interest compounded annually at 4%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. These promissory notes are not secured, and have no defined terms of repayment. Interest in the amount of $39,714 has been accrued to August 31, 2006 on these notes.

Note 8        Common Stock
              ------------

              In the period ended February 29, 2004, the Company issued 20,000,000 common shares at a price of $0.001 per share for total gross proceeds of $2,000 and 19,000,000 common shares at a price of $0.001 per share for total gross proceeds of $19,000.

              In the year ended February 28, 2005, the Company issued 6,500,000 common shares at a price of $0.01 per share for total gross proceeds of $65,000.

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

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 August 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 8        Common Stock (continued)
              ------------------------

              In the period ended August 31, 2006, the Company issued 1,500,000 common shares at a price of $.001 pursuant to the Koko Purchase Agreement.


Note 9        Subsequent Events
              -----------------

              On September 1, 2006, the Company signed an Asset Purchase Agreement (the "Agreements") with a public Company in the United States. The Agreements provides for the purchase of certain assets including interests in oil and gas projects in the State of Texas. In consideration for the purchase of the assets the Company agreed to pay, by way of Promissory Note, $400,000. The note requires the Company repay the principal sum on or before November 1, 2006. There is no provision for interest to be charged.

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

On May 19, 2006, the Company entered into an Asset Purchase Agreement with KOKO Petroleum, Inc., purchasing oil and gas assets in Texas, USA, which include three producing wells and 10% working interests in two additional wells. The transaction was closed this quarter. Ted Kozub, the Company's chief executive officer and a director, is also the president and a director of KOKO Petroleum.

On September 1, 2006, the Company entered into an Asset Purchase Agreement with Nitro Petroleum Incorporated, purchasing oil and gas assets in Texas, USA. In consideration, the Company issued Nitro an unsecured promissory note for $400,000, which does not accrue interest and is due and payable on November 1, 2006. The assets acquired consist of 50% of the working interests in the wells identified below:

1.       10% working interest in Inglish 4 well;
2.       10% working interest in Inglish 5 well;
3.       10% working interest in Inglish D1 well;
4.       10% working interest in Inglish D2 well;
5.       5% working interest in Craig Muncaster 6 well; and
6.       5% working interest in Craig Muncaster 7 well.

Mr. Kozub is also the president and a director of Nitro Petroleum.

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

Plan of Operation
The Company now owns the following oil and gas properties and projects:

Corsicana, Navarro County, Texas
o A 50% working interest in Corsicana Pilot Project, which is currently partially being developed, partially went into production in a late August and upon completion will earn a 23.5% net revenue interest in seven producing wells of the Corsicana leases.

o Surtek Engineers are designing the polymer flood program for the pilot project, which is now expected to commence by mid November 2006. In addition, the Company will adopt CO2 and nitrogen injections to supplement Surtek process. Six injecting wells are going to be used in this project. A seismic project is rescheduled to start in late October of 2006 to shoot the three-dimensional seismic over a 4,000 acre series of leases.

o The Company is involved in exploration and production of 1,000 acres of leases in Corsicana Field, from which the Company will receive a 45% working interest that amounts to 37% net revenue in McKinney 1B, McKinney 2B and Blackburn 1C wells.

Barnett Shale, Texas

o The Company will receive revenues from a 10% working interest (7.5% net revenue) in Boyd 1 well of Barnett Shale lease, which is subject to royalty and overriding royalty interests.

o The Company will receive revenues from a 10% working interest in Inglish 2 well, Barnett Shale, which amounts to 7.5% net revenue.

o Quantum also acquired a 5% working interest in Inglish 1H (horizontal) well for $135,000 from REO Energy Ltd. The well is now in production and the Company expecting to receive revenues in the next quarter.

Most of the wells did not go into production until late August, and some of them remain in a completion stage. For that reason the Company's revenues were not significant this quarter.


General and Administrative Expenses

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, development costs and travel.

General and administrative expenses totaled $41,908 for the three months ending August 31, 2006, compared to $2,931 for the three months ending August 31, 2005. This increase was due to increases in office administration and marketing costs associated with the movement into the oil and gas business.

Liquidity and Capital Resources

The Company had cash of $47,395 as of August 31, 2006, compared to cash of $1,016 as of February 28, 2006. The Company had a working capital deficit of $1,678,228 as of August 31, 2006, compared to working capital deficit of $8,687 as of February 28, 2006.

The decrease in working capital was substantially due to increased general and administrative expenses and expenditures for oil and gas properties incurred by the Company. The Company will continue to utilize the free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that substantial additional funding will be required to maintain the Company for the next twelve months.

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

The Company may continue to rely on equity sales of the common shares in order to continue to fund the Company's business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned business activities.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.


ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange

Commission's rules and forms, and that information is accumulated and communicated to management, including the Company's principal executive and principal financial officers (whom the Company refers to in this periodic report as its Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of its Certifying Officers, the effectiveness of the Company's disclosure controls and procedures as of August 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company's
Certifying Officers concluded that, as of August 31, 2006, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2006, the Company issued 1,500,000 shares of common stock to KOKO Petroleum, Inc., in connection with the acquisition of certain oil and gas properties. This transaction was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering. No general solicitation was used, no commission or other remuneration was paid in connection with the transaction, and no underwriter participated. The transaction was negotiated directly with the Company's executive officer, and the certificates issued contained a restrictive legend.

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

       3.3         Articles of Amendment                                         Incorporated by reference from
                                                                                 10-KSB annual report filed on June
                                                                                 14, 2006, SEC File No. 333-118138.

     Item 10       Material Contracts
       10.3        Promissory Notes:                                             This filing

                   1. Sample of a Promissory Note; and
                   2. Schedule of Promissory Notes

       10.4        1. Asset Purchase Agreement with Nitro Petroleum              This filing
                      Incorporated entered into on September 1, 2006;

                   2. Promissory Note for $400,000 dated September 1,
                      2006 and attached as Schedule B

     Item 31       Rule 13a-14(a)/15d-14(a) Certifications

       31.1          Certification of Chief Executive  Officer and Chief
                   Financial This filing Officer  pursuant to 18 U.S.C.  Section
                   1350,   as   adopted   pursuant   to   Section   302  of  the
                   Sarbanes-Oxley Act of 2002

     Item 32       Section 1350 Certifications

       32.1          Certification of Chief Executive  Officer and Chief
                   Financial This filing Officer  pursuant to 18 U.S.C.  Section
                   1350,   as   adopted   pursuant   to   Section   906  of  the
                   Sarbanes-Oxley Act of 2002

---------------
* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of October, 2006.
                               QUANTUM ENERGY INC.
By:   /s/ Ted Kozub
      -------------------
      Ted Kozub
      President, CEO, CFO