Form 10QSB
period 2006-11-30
QUANTUM ENERGY INC.
filed 2007-01-12
CIK 1295961

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act Of 1934


                For the quarterly period ended November 30, 2006


                        Commission File Number 333-118138

                              QUANTUM ENERGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                    98-0428608
   -------------------------------          -----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                       29 - 3800 Pinnacle Way
        Gallaghers Canyon, Kelowna, British Columbia, Canada         V1W 3Z8
        -----------------------------------------------------        -------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 8, 2007, 47,000,000 shares of common stock of the issuer were issued and outstanding.


Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                               QUANTUM ENERGY INC.

                  (formerly Boomers' Cultural Development Inc.)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                November 30, 2006

                             (Stated in US Dollars)

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             (Stated in US Dollars)


                                                                               November 30,         February 28,
                                       ASSETS                                     2006                  2006
                                       ------                                  ------------         ------------
                                                                              ( Unaudited)
Current Assets
     Cash and cash equivalents                                              $           50,625   $            1,016
     Accounts receivable                                                                16,645                    -
                                                                            ------------------   ------------------
          Total Current Assets                                                          67,270                1,016
Capital Assets                                                                         111,774                3,846
Website Development                                                                      9,443                1,333
Oil and Gas Properties                                                               3,467,625                    -
                                                                            ------------------   ------------------

                                                                            $        3,656,112   $            6,195
                                                                            ==================   ==================

                                   LIABILITIES
                                   -----------
Current Liabilities
    Accounts payable and accrued liabilities                                $          171,448   $            4,703
     Promissory notes payable                                                        2,094,760                    -
    Due to related party                                                                     -                5,000
                                                                            ------------------   ------------------
        Total Current Liabilities                                                    2,266,208                9,703
Common Stock Issuance Liability                                                        381,250                    -
            Total Liabilities                                                        2,647,458                9,703
                                                                            ------------------   ------------------

                         STOCKHOLDERS' EQUITY (DEFICIT)
                         ------------------------------
Common stock
    Authorized:
            75,000,000  common stock, $0.001 par value
    Issued and outstanding:
            47,000,000  and 45,500,000 common shares, respectively                      47,000               45,500
Additional paid-in capital                                                           1,685,913               40,500
Deficit accumulated during the development stage                                      (724,259)             (89,508)
                                                                            ------------------   ------------------

                                                                                     1,008,654               (3,508)
                                                                            ------------------   -------------------

                                                                            $        3,656,112   $            6,195
                                                                            ==================   ==================


                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
       for the three and nine months ended November 30, 2006 and 2005 and for the period February 4, 2004 (Date of Incorporation) to November 30, 2006
                             (Stated in US Dollars)


                                              Three months ended                 Nine months ended               February 4, 2004
                                                  November 30,                       November 30,                  To August 31,
                                     ---------------------------------------------------------------------------------------------
                                              2006            2005             2006                2005                2006
                                              ----            ----             ----                ----                ----
                                          ( Unaudited)     ( Unaudited)    ( Unaudited)        ( Unaudited)         (Unaudited)

      Oil and Gas Revenue               $        35,362   $           -   $          46,241   $            -     $         46,241
                                     ------------------ ---------------   -----------------   ----------------   -----------------
          Total Oil and Gas Revenue              35,362               -              46,241                -               46,241


      Operating Expenses
    Amortization and Depreciation                12,104             622              23,551             1,817              27,434
    Management fees                              15,200               -              30,200                 -              30,200
    Marketing                                    10,691          10,335              14,733            23,027              41,760
    Office and administration                    19,101           2,985              21,101             6,255              33,127
    Professional fees                            37,237           1,074             129,130            27,619             175,702
    Lease operating expenses                     16,759               -              26,029                 -              26,029
                                     ------------------ ----------------     --------------   ----------------   -----------------
            Total Operating Expenses            111,092          15,016             244,744            58,718             334,252
                                     ------------------ ----------------     --------------   ----------------   -----------------


 Net loss before other income (expenses)        (75,730)        (15,016)           (198,503)          (58,718)           (288,011)
 Other Items
    Interest expense                           (401,545)                           (441,337)                             (441,337)
    Currency translation                         (2,790)                             (4,445)                               (4,445)
    Other income                                      -               -               9,534                 -               9,534
                                     ------------------ ----------------     ---------------   ---------------   -----------------
         Total Other Income (Expenses)         (404,335)              -            (436,248)                -            (436,248)
                                     ------------------ ----------------     ---------------   ---------------   -----------------

 Net loss                               $      (480,065)$       (15,016)  $        (634,751)  $       (58,718)     $     (724,259)
                                     ================== ================     ===============   ===============   =================

 Basic and diluted loss per share                 (0.01)$         (0.00)  $           (0.01)  $         (0.01)
                                     ================== ================     ===============  ================
 Weighted average number
of shares outstanding                        47,000,000      45,500,000          46,250,000        45,500,000
                                     ================== ================     ===============  ================


                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            for the nine months ended November 30, 2006 and 2005 and
  for the period February 4, 2004 (Date of Incorporation) to November 30, 2006
                             (Stated in US Dollars)


                                                                                Nine months ended                February 4, 2004
                                                                                    November 30,                  to November 30,
                                                                             2006                 2005                  2006
                                                                             ----                 ----                  ----
                                                                         ( Unaudited)         ( Unaudited)          (Unaudited)
Operating Activities
    Net loss                                                        $         (634,751)  $          (58,718)   $         (724,259)
    Adjustment to reconcile net loss to net cash used by operating activities
        Amortization and depreciation                                           23,551                1,817                24,436
      Interest charge paid in common stock                                     381,250                    -               381,250
    Changes in operating assets and liabilities
        Accounts receivable                                                    (16,645)                   -               (16,645)
      Accounts payable and accrued liabilities                                  66,746                 (376)               71,447
                                                                     ------------------   -------------------   ------------------

Cash used in operating activities                                             (179,849)             (57,277)             (263,771)
                                                                     ------------------   ------------------    ------------------

Investing Activities
    Sale of common stock for cash                                                    -                    -                86,000
    Acquisition of capital assets                                                    -               (3,629)               (5,062)
    Acquisition of oil and gas properties                                     (819,000)                   -              (819,000)
    Acquisition of other assets                                                (11,592)                   -               (12,592)
                                                                     ------------------   ------------------    ------------------

Cash used in investing activities                                             (830,592)              (3,629)             (750,654)
                                                                     ------------------   -------------------   ------------------

Financing Activities
    Issuance of promissory notes payable                                     1,065,050                    -             1,065,050
    Due to related party                                                        (5,000)                   -                     -
                                                                     -------------------  ------------------    ------------------

Cash used in financing activities                                            1,060,050                    -             1,065,050
                                                                     ------------------   ------------------    ------------------

Increase (decrease) in cash during the period                                   49,609              (60,906)               50,625

Cash, beginning of the period                                                    1,016               61,722                     -
                                                                     ------------------   ------------------    ------------------

Cash, end of the period                                             $           50,625   $              816    $           50,625
                                                                     ==================   ==================    ==================

                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS-CONTINUED
            for the nine months ended November 30, 2006 and 2005 and
  for the period February 4, 2004 (Date of Incorporation) to November 30, 2006
                             (Stated in US Dollars)

                                                                              Nine months ended                   February 4, 2004
                                                                                 November 30,                      to November 30,
                                                                            2006                 2005                    2006
                                                                            ----                 ----                    ----
                                                                       ( Unaudited)         ( Unaudited)
Non-Cash Transactions
    Acquisition of capital assets                                  $         (127,998)    $                -  $         (127,998)
    Acquisition of oil and gas properties                                  (2,648,625)                     -          (2,648,625)
    Issuance of common stock                                                    1,500                      -               1,500
    Issuance of promissory notes payable                                    1,029,710                      -           1,029,710
     Accounts payable and accrued expenses                                                                 -             100,000
                                                                              100,000
     Additional paid-in capital                                             1,645,413                      -           1,645,413
                                                                   ------------------     ------------------  ------------------

                                                                   $                      $                   $                 -
                                                                   ==================     =================== ====================









                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
  for the period February 4, 2004 (Date of Incorporation) to November 30, 2006
                             (Stated in US Dollars)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                      During the
                                               Common Shares            Paid-in       Development
                                       ------------------------------
                                          Number        Par Value       Capital          Stage           Total
                                          ------        ---------       -------          -----           -----
Capital stock issued for cash:
February 12, 2004      - at $0.001        20,000,000 $       20,000  $      (18,000)$            -  $        2,000
February 27, 2004      - at $0.001        19,000,000         19,000               -              -          19,000
Net loss                                           -              -               -         (2,236)         (2,236)
                                       ------------- --------------  -------------- --------------- ---------------

Balance February 2004                     39,000,000         39,000         (18,000)        (2,236)         18,764

Capital stock issued for cash:
December, 2004 - at $0.01                  6,500,000          6,500                                         65,000
                                                                             58,500              -
Net loss                                           -              -               -        (21,197)        (21,197)
                                       ------------- --------------  -------------- --------------- ---------------

Balance February 2005                     45,500,000         45,500          40,500        (23,433)         62,567

Net loss                                           -              -               -        (66,075)        (66,075)
                                       ------------- --------------  -------------- --------------- ---------------

Balance February 2006                     45,500,000         45,500          40,500        (89,508)         (3,508)

Koko Petroleum Acquisition                 1,500,000          1,500       1,645,413                      1,646,913
                                                                                                 -
Net loss                                           -              -                       (634,751)       (634,751)
                                       ------------- --------------  -------------- --------------- ---------------

Balance November 30, 2006 (Unaudited)
                                          47,000,000 $       47,000  $    1,685,913 $     (724,259)     $1,008,654
                                       ============== =============  ============== =============== ===============


                             SEE ACCOMPANYING NOTES

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Basis of Presentation of Interim Financial Statements
              -----------------------------------------------------

              While the information presented in the accompanying interim three-month and nine month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.'s ("the Company's") audited February 28, 2006 annual financial statements.

              The results of operations for the nine-month period ended November 30, 2006, are not necessarily indicative of the results to be expected for the year ending February 28, 2007.

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

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 2        Nature and Continuance of Operations (continued)
              ------------------------------------------------

              c)  Going Concern

              The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2006 the Company has not yet attained profitable operations and has accumulated losses of $343,009 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of their interest in the oil and gas projects and to repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              a)       Cash and Cash Equivalents

              For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As at November 30, 2006, the Company had no cash equivalents.

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

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

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

              e)       Basic and Diluted Loss Per Share

              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)



Note 4        Capital Assets
              --------------

                                                   Cost        Accumulated      Net Book     Net Book February
                                                               Amortization   November 2006         2006

              Office equipment                    $ 3,629        $ 1,209         $ 2,420          $ 2,965
              Computer equipment                    1,433            877             556              881
              Equipment                           127,998         19,200         108,798                -

                                              ------------------------------------------------------------------
                                                 $ 133,060       $ 21,286       $ 111,774         $ 3,846
                                              ------------------------------------------------------------------

Note 5        Website Development
              -------------------

                                                   Cost        Accumulated      Net Book     Net Book February
                                                               Amortization   November 2006         2006
              Website development                $ 12,591        $ 3,148         $ 9,443          $ 1,333

                                              ------------------------------------------------------------------
                                                 $ 12,591        $ 3,148         $ 9,443          $ 1,333
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

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 6        Oil and Gas Properties (continued)
              ----------------------------------

              Corsicana Field - JMT Pilot Project (continued)

              The effective date of the KOKO Purchase agreement was July 1, 2006 with the following terms:

              a) The Company would acquire all of the oil and gas operations, leases and wells in the Coriscana Texas and Barnett Shale Texas properties.

              b) The Company would assume all of the promissory notes payable. See note 7

              c) The Company agreed to contribute up to $100,000 to assist KOKO in KOKO SB2 application. To date the Company has contributed $27,000.

              d) The Company will cause to be issued 1,500,000 common stock shares of the Company to KOKO.

              Any reference to the KOKO acquisition of oil and gas assets means an acquisition by the Company pursuant to this purchase agreement.

              Boyd #1, Barnett Shale Project, Texas

              On September 20, 2005, by letter of agreement with REO Energy Ltd. ("REO") for $140,000 KOKO acquired a 10% undivided working interest in and to a lease known as Boyd #1, Barnett Shale Project in Cooke County, Texas, containing approximately 40 acres and burdened by a total of 25% royalty and overriding royalty interest. The undivided 10% working interest is subject to a pro-rata share of the royalty and overriding royalty interest equal to a 7.5% net revenue. The operator of record is Rife Energy Operating Inc. A standard operating lease governs the day to day operations. Boyd #1 is now in production and producing approximately 5 barrels of oil and 130 mcf of natural gas per day.

              Inglish #2, Barnett Shale Project, Texas

              On October 20, 2005, by letter of agreement with REO Energy Ltd. ("REO") for $140,000 KOKO acquired a 10% undivided working interest in and to a lease known as Inglish #2, Barnett Shale Project in Cooke County, Texas, containing approximately 40 acres and burdened by a total of 25% royalty and overriding royalty interest. The undivided 10% working interest is subject to a pro-rata share of the royalty and overriding royalty interest equal to a 7.5% net revenue. The operator of record is RIFE Energy Operating Inc. A standard operating lease governs the day to day operations. This well was drilled in December 2005 and is now in production producing approximately 10 barrels of oil and 120 mcf of natural gas per day.

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 6        Oil and Gas Properties (continued)
              ----------------------------------

              McKinney 1-B, 2-B and Blackburn 1-C, Corsicana Field, Navarro County, Texas

              In 2004 KOKO entered into an informal participation agreement with Armen Energy LLC ("Armen"), whereby the Company would participate with Armen in the exploration and production of 1,000 acres of held by production leases in the Corsicana Field. Navarro County, Texas. KOKO, for nominal initial consideration, was assigned an undivided 45% working interest in these leases after completion of well drilling, including a 37% net revenue interest. The total production for these three wells is approximately 10 barrels of oil per day.

              Corsicana Seismic Project

              The Company has also acquired a 23.5% working interest the lands under lease by JMT Resources and Rife Energy Operating Inc. and referred to as the Corsicana Field - JMT Project. The Company believes there are substantial potentials for deeper zone discoveries in this project. At present, only the Nacatoch zone is being produced at 900 feet. This area is known to possess significant oil bearing structures or traps in the Pecan Gap, Woodbine, Wolf City, Cotton Valley and Smackover down to 11,000 feet.

              The intention of the Corsicana partners and the purpose of the 3 dimensional seismic is to "shoot" seismic lines over the 8 square miles and 4,000 acres of land, which upon interpretation will identify the existence of potential traps for exploratory or development drilling in one or more of the above mentioned reservoirs. Total cost to shoot is approximately $500,000. The Company has paid $100,000 towards 50% of the cost and will pay the next $150,000 upon seismic completion. Anticipated completion of the seismic program is March 31, 2007.

              Inglish #1H - Barnett Shale Project

              The Company has acquired a 5% working interest in this project for $135,000. This is the first horizontal well drilled by REO Energy Ltd. (the operator) in the Barnett Shale. All previous wells were vertical wells. Total cost of this well is approximately
              $2,700,000. The well has been drilled, completed and is now in production. The well has produced for approximately 3 months and to date has produced in excess of 4,160 barrels of oil and 20,156 mcf of natural gas.

              Inglish#4,#5,#D1,#D2, Craig Muncaster#6 and#7

              On September 1, 2006, the Company acquired a 50% working interest in oil and gas projects located in the State of Texas. Terms of the asset purchase agreement were for gross proceeds of $400,000 payable by way of a non-interest bearing promissory note, due November 1, 2006. See note 9.

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 6        Oil and Gas Properties (continued)
              ----------------------------------

              Other properties

              On November 17, 2006 the Company entered into negotiations in an agreement to acquire a property lease, located in Oklahoma ("Cannon Lease") for gross proceeds of $14,000 and future stock, (amount to be determined) in the Company.

              On September 11, 2006 the Company completed the waste water disposal project for gross proceeds of $20,000.

Note 7        Promissory Notes Payable
              ------------------------

              In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,694,760 due on demand, interest compounded annually at 4% and $400,000 at 10%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,694,760 are not secured, and have no defined terms of repayment. Promissory notes of $400,00 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the properties. Interest in the amount of $60,038 has been accrued to November 30, 2006 on these notes.

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

              In the nine month period ended November 30, 2006, the Company issued 1,500,000 common shares at a price of $.001 pursuant to the Koko Purchase Agreement.

                               QUANTUM ENERGY INC.
                  formerly Boomers' Cultural Development Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

Note 9        Subsequent Events
              -----------------

              On  November 1, 2006,  the Company was in default of a  promissory note issued by the Company for gross consideration of $400,000. An extension to February 28, 2007 was granted with security, by way of 250,000 shares in the common stock of the Company, along with a collateral interest in the property obtained by the Company. Interest at ten percent (10%) will accrue, commencing November 1, 2006, on the principle of the note payable.

              The Company is under obligation to issue the 250,000 shares of common stock of the Company free and clear of all liens and encumbrances. If the Company duly observes and performs all of the Company's covenants, one-half of the common stock issued (125,000 shares) shall be returned to the Company by the lender.

              The Company recognized and has recorded a charge to interest expense of $381,250 which represented the fair value ($3.05 per share) of the 125,000 shares of common stock which will not be returned to the Company.

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


Plan of Operation

On May 19, 2006, the Company acquired its first oil and gas interest. The company entered into an Asset Purchase Agreement with KOKO Petroleum, Inc., purchasing oil and gas assets in Texas, USA, which included three producing wells and 10% working interests in two additional wells. Ted Kozub, the Company's chief executive officer and a director, is also the president and a director of KOKO Petroleum.

On September 1, 2006, the Company entered into an Asset Purchase Agreement with Nitro Petroleum Incorporated ("Nitro"), purchasing oil and gas assets in Texas, USA. In consideration, the Company issued Nitro an unsecured promissory note for $400,000, which did not accrue interest and was due and payable on November 1, 2006. The assets acquired consist of 50% of the working interests in the wells identified below:

1.       10% working interest in Inglish 4 well;
2.       10% working interest in Inglish 5 well;
3.       10% working interest in Inglish D1 well;
4.       10% working interest in Inglish D2 well;
5.       5% working interest in Craig Muncaster 6 well; and
6.       5% working interest in Craig Muncaster 7 well.

Mr. Kozub is also the president and a director of Nitro Petroleum.

On November 1, 2006 the Company entered into an Extension Agreement with Nitro in regard to the APA and Company's obligation to Nitro.

Under the Extension Agreement the Promissory Note 1 has been cancelled and new note has been executed (the "Promissory Note 2"). The Promissory Note 2 is for the same amount of $400,000, but now accrues interest at ten (10 %) percent per annum. As security for the Promissory Note 2 Company granted to Nitro a security interest over all of Company's assets perfected by UCC-1 filing in a state of Nevada, which shall be released upon repayment of the Promissory Note 2. Also under the new terms Company is required to issue to Nitro 250,000 restricted shares of Company's common stock, 125,000 of which shall be returned to Company if the principal amount of the Promissory Note 2 together with the interest is repaid on time. The Promissory Note 2 is due and payable on February 28, 2007.

The Company now owns the following oil and gas projects:

Corsicana, Navarro County, Texas

o A 50% working interest in Corsicana Pilot Project, which is currently being developed, partially went into production in a late August and upon completion will earn a 23.5% net revenue interest in seven producing wells of the Corsicana leases.

o Surtek Engineers are designing the polymer flood program for the pilot project, which is now expected to commence by the first quarter of 2007. Surtek filed the reservoir enhancement engineering report for the polymer flood program on August 28, 2008. In addition, the Company will adopt CO2 and nitrogen injections to supplement Surtek process. Six injecting wells are going to be used in this project. A seismic project is rescheduled to start in the first quarter of 2007 to shoot the three-dimensional seismic over a 4,000 acre series of leases.

o The Company has an interest in a 1,000 acres of leases in Corsicana Field, from which the Company will receive a 45% working interest that amounts to 37% net revenue in McKinney 1B, McKinney 2B and Blackburn 1C wells. These well are currently in production.

o The Company is also involved into the water disposal project. The Company paid its share of the initial down payment for the purchase of a surface area for the drilling and construction of a waste water disposal project, which is reflected in the financial statements. This project is expected to be completed in the first quarter of 2007 and provide a revenue to the Company shortly thereafter. The company will earn a 25% interest in the project.

Barnett Shale, Texas
o The Company is receiving revenues from a 10% working interest (7.5% net revenue) in Boyd 1 well of Barnett Shale lease, which is subject to royalty and overriding royalty interests. Boyd 1 went into production in July 2006.

o The Company is receiving revenues from a 10% working interest in Inglish 2 well, Barnett Shale, which amounts to 7.5% net revenue. The Inglish 2 went into production in October 2006.

o Quantum also acquired a 5% working interest in Inglish 1H (horizontal) well for $135,000 from REO Energy Ltd. The well is in production and the Company is receiving revenues since September 20, 2006.

o The Inglish 4 and Inglish 5 wells are now complete. Company's working interest in each of these wells is 5% pursuant to the APA of September 1, 2006 described above. The Inglish D1 and D2 wells have been completed and are now in production (Quantum has 5% working interest in each of these wells).

o Additionally, as a result of the APA of September 1, 2006, the Company has 2.5% working interest in Craig Muncaster 7 and Craig Muncaster 6. Both these wells have been completed and are now producing. The Craig Muncaster 7 went into production in October 2006 and Craig Muncaster 6 went into production in late November 2006.

General and Administrative Expenses
General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, development costs and travel.

General and administrative expenses totaled $19,101 for the three months ending November 30, 2006, compared to $2,985 for the three months ending November 30, 2005. This increase was due to increases in office administration and marketing costs associated with the movement into the oil and gas business.

Liquidity and Capital Resources
The Company had cash of $50,625 as of November 30, 2006, compared to cash of $1,016 as of February 28, 2006. The Company had a working capital deficit of $2,580,188 as of November 30, 2006, compared to working capital deficit of $8,687 as of February 28, 2006.

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


ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange
Commission's rules and forms, and that information is accumulated and communicated to management, including the Company's principal executive and principal financial officers (whom the Company refers to in this periodic report as its Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of its Certifying Officers, the effectiveness of the Company's disclosure controls and procedures as of November 30, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company's Certifying Officers concluded that, as of November 30, 2006, the Company's disclosure controls and procedures were effective.

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

3.3    Articles of Amendment                           Incorporated by reference
                                                       from 10-KSB annual report
                                                       filed on June 14, 2006,
                                                       SEC File No. 333-118138.

Item 10      Material Contracts

10.5   Extension Agreement between Nitro Petroleum and         This filing
       Quantum  Energy Inc. dated November 1, 2006

10.6   Promissory Note 2 dated November 1, 2006                This filing

10.7   General Security Agreement between Nitro Petroleum      This filing
       and Quantum Energy Inc. dated November 7, 2006

Item 31   Rule 13a-14(a)/15d-14(a) Certifications

31.1   Certification of Chief Executive  Officer               This filing
       and Chief Financial Officer pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Item 32       Section 1350 Certifications
32.1   Certification of Chief Executive  Officer and           This filing
       Chief Financial Officer pursuant to 18 U.S.C.
       Section 1350, as  adopted pursuant to Section 906
       of the  Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of January, 2006.
                               QUANTUM ENERGY INC.


By:   /s/Ted Kozub
      --------------------
      Ted Kozub
      President, CEO, CFO