Form 10KSB
period 2007-02-28
QUANTUM ENERGY INC.
filed 2007-06-12
CIK 1295961

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended February 28, 2007

                        Commission File Number 333-118138

                              QUANTUM ENERGY, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Nevada                                            98-0428608
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



          401 - 1529 West 6th Avenue
     Vancouver, British Columbia, Canada                        V6J 1R1
     ------------------------------------                       -------
     (Address of principal executive offices)                  (Zip Code)

                                  604-737-8180
                            Issuer's telephone number
         --------------------------------------------------------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

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

State issuer's revenues for the fiscal year ended February 28, 2007: $73,702.

As of June 1, 2007, 47,000,000 shares of common stock of the issuer were outstanding.

As of June 1, 2007, the aggregate market value of 6,500,000 shares of the voting common stock held by nonaffiliates was $2,275,000 calculated at a price of $0.35 per share, which was the average of the bid and asked price as of that date.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                TABLE OF CONTENTS

                                                                                                             Page
PART I
Items 1 and 2.  Description of Business and Property                                                            3
Item 3.  Legal Proceedings                                                                                     10
Item 4.  Submission of Matters to a Vote of Security Holders                                                   10

PART II
Item 5.  Market For  Common Equity and Related Stockholder Matters and Small Business Issuer
Purchases of Equity Security                                                                                   11
Item 6.  Management's Discussion and Analysis or Plan of Operation                                             11
Item 7.  Financial Statements                                                                                  13
Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                  14
Item 8A. Controls and Procedures                                                                               14
Item 8B. Other Information

PART III
Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance                    15
Item 10. Executive Compensation                                                                                15
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                15
Matters
Item 12. Certain Relationships, Related Transactions and Director Independence                                 16
Item 13. Exhibits                                                                                              17
Item 14. Principal Accountant Fees and Services                                                                19
Financial Statements
Signatures                                                                                                     20

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

                                     PART I

ITEM 1 and 2.     DESCRIPTION OF BUSINESS AND PROPERTY.

Business Development

Quantum Energy Inc. (referred to as "Quantum" or the "Company") was incorporated on February 5, 2004, in the State of Nevada as Boomers Cultural Development Inc. The Company's name was changed to Quantum Energy Inc. on May 30, 2006.

The Company's principal executive offices are located at 401 - 1529 West 6th Avenue, Vancouver, British Columbia, Canada V6J 1R1. The Company's telephone number is (604) 737-8180. Subsequent to incorporation, the Company has been in the development stage. In a fiscal period ending February 28, 2007, the Company has generated $73,702 in revenues from operations.

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

Mr. Kozub resigned as director, President, CEO and CFO of the Company as of February 28, 2007. The Company agreed to indemnify Mr. Kozub against any future liability in regard to the Company's business subsequent to Mr. Kozub's resignation. The Company also entered into consulting agreement with Mr. Kozub as described hereunder.


Mr. Shane Lowry was appointed as President, CEO and CFO of the Company on February 28, 2007.


Overview

Starting in May of 2006 the Company changed its business from travel to oil and gas exploration and acquisitions. The Company intends to acquire interest in the properties and working interests in the production owned by established oil and gas production companies, whether public or private, in the United States oil producing areas.

The Company does not intend to operate any of the production acquired. Thus, the Company will ensure that the production in which it invests is operated to internationally accepted standards.

The Company believes this opportunity may have considerable future potential.

On May 19, 2006, the Company entered into a definitive agreement with KOKO Petroleum, Inc., which provided for:

o the purchase of KOKO's oil and gas assets, which included three producing wells in McKinney lease (Corsicana) and 10% working interests in two additional wells, Boyd 1 and Inglish 2 (Barnett Shale), in exchange for 1.5 million of the Company's shares;
o        the assumption by the Company of all notes,  approximately $1,600,000
         (USD), payable to lenders of KOKO;
o the Company to appoint a member of the KOKO board to the Company's board of directors;
o payment by the Company of $150,000 (USD) to JMT Resources in Fort Worth, Texas, as final payment of KOKO's contract to complete its obligation for the Corsicana Polymer Flood Pilot Program; and
o payment of $20,000 (USD) and up to an additional $80,000 (USD) for legal and audit expenses to enable KOKO to seek full National Association of Securities Dealer's OTC Bulletin Board ("OTCBB") listing.

Corsicana Project
-----------------

Quantum entered into the Corsicana Pilot Flood Project agreement on March 1, 2006. The agreement was made between Texas M.O.R., Inc. and JMT Resources Ltd. ("Operating Parties") and Nitro Petroleum, Inc. and KOKO Petroleum, Ltd. ("Investing Parties"). Under the agreement the Investing Parties were to invest $4,500,000. Subsequently KOKO Petroleum Ltd. sold its interest to Quantum Energy Inc.

By the end of the year Quantum and other companies that invested into the project came to a irreconcilable disagreement with JMT Resources Ltd. ("JMT"). Accordingly, after careful consideration by the management and shareholders of the Company, extensive negotiations between all the parties and consultations with corporate attorneys Quantum agreed to settle and withdraw from Corsicana.

On January 31, 2007 the Company entered into a settlement agreement selling its interest in Corsicana oil and gas properties back to JMT. Under the terms of this agreement, the Company is giving up any and all interests it has in the properties (three producing wells in McKinney lease and Corsicana Pilot Project) in return for a payment from JMT in the amount of $308,200 USD. Quantum is released and indemnified by JMT from any and all liabilities in regard to these properties, environmental or otherwise.

The funds in the amount of $308,200 USD from JMT to Quantum were due under the settlement agreement on March 01, 2007. The payment was received on May 27, 2007.

Barnett Shale
-------------

On September 1, 2006, the Company entered into an Asset Purchase Agreement with Nitro Petroleum Incorporated ("Nitro"), purchasing oil and gas assets in Barnett Shale, Texas, USA. In consideration, the Company issued Nitro an unsecured promissory note for $400,000, which did not accrue interest and was due and payable on November 1, 2006. The assets acquired consist of 50% of the working interests in the wells identified below:

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

Under the Extension Agreement the original promissory note was cancelled and a new note was executed ( "Promissory Note 2"). Promissory Note 2 was for the same amount of $400,000, but accrued interest at ten (10 %) percent per annum. As security for Promissory Note 2, the Company granted to Nitro a security interest over all of the Company's assets perfected by UCC-1 filing in a state of Nevada, which would be released upon repayment of Promissory Note 2. Also under the new terms, the Company was required to issue to Nitro 250,000 restricted shares of Company's common stock. Promissory Note 2 was due and payable on February 28, 2007.

On February 28, 2007, the Company entered into another Extension Agreement with Nitro in regard to the APA and Company's obligation to Nitro.

Under the Extension Agreement 2, Promissory Note 2 was cancelled and a new note was executed ( "Promissory Note 3"). Promissory Note 3 is for the same amount of $400,000 and continues to accrue interest at ten (10 %) percent per annum. As security for Promissory Note 3 the Company continues to grant to Nitro a security interest over all of the Company's assets perfected by UCC-1 filing in a state of Nevada, which shall be released upon repayment of the Promissory Note
3. Promissory Note 3 is due and payable on October 31, 2007.

Oil and Gas Properties

Barnett Shale
-------------

Inglish 4, Inglish 5, Inglish D1 and Inglish D2
------------------------------------------------
The Inglish 4, Inglish 5, Inglish D1 and Inglish D2 wells are now complete and in production. The Company's working interest in each of these wells is 5% pursuant to the APA of September 1, 2006, described above.

Average production for Inglish 4 (2 net acres) for the period starting September 1, 2006, through May 30, 2007, was approximately 176 bbl of oil per month and 2,494 mcf of gas per month. The total accumulated through May 30, 2007, was 1,587 bbl of oil and 22,445 mcf of gas.

Average production for Inglish 5 (2 net acres) for the period starting October 15, 2006, through May 30, 2007, was approximately 1,126 bbl of oil per month and 4,727 mcf of gas per month. The total accumulated through May 30, 2007, was 9,011 bbl of oil and 37,818 mcf of gas.

Average production for Inglish D1 (2 net acres) for the period starting September 15, 2006, through May 30, 2007, was approximately 480 bbl of oil per month and 2,951 mcf of gas per month. The total accumulated through May 30, 2007, was 4,315 bbl of oil and 26,557 mcf of gas.

Average production for Inglish D2 (2 net acres) for the period starting October 7, 2006, through May 30, 2007, was approximately 420 bbl of oil per month and 4,258 mcf of gas per month. The total accumulated through May 30, 2007, was 3,358 bbl of oil and 34,067 mcf of gas.

Crag Muncaster 6 and 7
----------------------
The Craig Muncaster 6 and Craig Muncaster 7 are also complete and classified as producing. As a result of the APA of September 1, 2006, the Company holds a 2.5% working interest in Crag Muncaster 6 and Crag Muncaster 7.

Average production for Crag Muncaster 6 (1 net acre) for the period starting November 6, 2006, through May 30, 2007, was approximately 381 bbl of oil per month and 2,823 mcf of gas per month. The total accumulated through May 30, 2007, was 2,664 bbl of oil and 19,762 mcf of gas.

Average production for Crag Muncaster 7 (1 net acre) for the period starting September 1, 2006, through May 30, 2007, was approximately 268 bbl of oil per month and 2,785 mcf of gas per month. The total accumulated through May 30, 2007, was 2,409 bbl of oil and 25,062 mcf of gas.

Boyd 1
-------
The Company is receiving revenues from a 10% working interest (7.5% net revenue) in the Boyd 1 well of Barnett Shale lease, which is subject to royalty and overriding royalty interests. Boyd 1 went into production in July 2006.

Average production for Boyd 1 (4 net acres) since the time of acquisition (9months) from this well is approximately 115 bbl of oil per month and 3,390 mcf of gas. The total accumulated through May 30, 2007, was 1,032 bbl of oil and 30,506 mcf of gas.

Inglish 2
---------
The Company is receiving revenues from a 10% working interest in the Inglish 2 well, Barnett Shale, which amounts to 7.5% net revenue. The Inglish 2 went into production in October 2006. The transaction closed on June 12, 2006.

Average production for the Inglish 2 (4 net acres) for the period starting May 24, 2006, through May 30, 2007, was approximately 77 bbl of oil per month and 467 mcf of gas per month. The total accumulated through May 30, 2007, was 928 bbl of oil and 5,603 mcf of gas.

Inglish 1H
----------
Quantum also acquired a 5% working interest in the Inglish 1H (horizontal) well for $135,000 from REO Energy Ltd. This first horizontal well was completed on August 31, 2006. It went into production September 15, 2006, and the Company has been receiving revenues from its production since September 20, 2006.

Average production for Inglish 1H (2 net acres) for the period starting August 31, 2006, through May 30, 2007, was approximately 641 bbl of oil per month and 4,542 mcf of gas per month. The total accumulated through May 30, 2007, was 5,771 bbl of oil and 40,882 mcf of gas.

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

Oklahoma Property
-----------------

On November 17, 2006, the Company entered into an agreement to acquire a property lease located in Oklahoma (the "Cannon Lease") for a purchase price of $14,000 and an issuance of the Company's common stock in amount to be determined.

The unaffiliated third party with which the Company entered into this agreement has taken the position that the lease has now expired. The Company has not issued and does not intend to issue any common stock in relation to this transaction.

Other Property

(a) The Company's President currently provides office space at his office at 401
- 1529 West 6th Avenue, Vancouver, British Columbia, Canada V6J 1R1, which the Company uses as its principal offices. The Company does not pay for use of these premises.

(b) Investment Policies: The Company has no policy on investments in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

(c) Description of Real Estate and Operating Data: The Company does not hold or intend to acquire any real estate.

Competition

The Company is aware that in the oil and gas industry there are competitors that are larger and better funded than Quantum that are also seeking such investment opportunities. Thus, there is no assurance that even if the Company is able to obtain funding for such investments that it will be able to compete successfully for the acquisition of such producing oil and gas assets.

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

Environmental Regulations

The U.S. assets the Company has acquired are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or  prohibit  drilling  activities  on certain  lands  within  wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, the business and prospects of the Company could be adversely affected.

Employees

The Company has no employees at present. The Company conducts its business largely through agreements with consultants. The Company's President and Board Members are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of the Company's growth. The Company's officers and directors are providing all of their labor required to develop the business at no charge.

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


The Company was incorporated on February 5, 2004, and to date has been involved primarily in organizational activities. The Company has incurred a net loss of $3,163,905 for the period from February 5, 2004 (inception) to February 28, 2007. The Company had $73,702 in revenues this last quarter. The Company's future is dependent upon its ability to obtain financing and upon future profitable operations from the acquired leases and working interests in oil and gas producing properties.

The Company's financial statements included with this Annual Report have been prepared assuming that it will continue as a going concern. The Company's auditors have made reference to the substantial doubt as to the Company's ability to continue as a going concern in their audit report on the Company's audited financial statements for the year ended February 28, 2007.

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

Presently the officer and  director of the Company  allocates  only a portion of
his time to the  operation of the business.   Mr. Lowry is prepared to spend up
to 30 hours a week towards the operations of the Company.

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

None.

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

                                                                                             High         Low
                                                                                            --------    ------
Fiscal Year ended February 28, 2008:
Quarter ending May 31, 2007.....................................................             $0.37      $0.33
Fiscal Year Ended February 28, 2007:
Quarter ended February 28, 2007.................................................             $0.48      $0.33
Quarter ended November 30, 2006.................................................             $1.80      $0.40
Quarter ended August 31, 2006...................................................             $3.00      $1.05
Quarter ended May 31, 2006 (through May 24, 2006)...............................             $3.00      $0.45
Fiscal Year Ended February 28, 2006:
Quarter ended February 28, 2006.................................................              1.01       0.15
Quarter ended November 30, 2005.................................................              0.014      0.014
Quarter ended August 31, 2005 (beginning July 25, 2005).........................              0.014      0.010

Holders of the Common Stock
As of June 8, 2006, there were 14 holders of record.

Dividends
The Company has not declared any cash dividends, nor does it intend to do so in the foreseeable future.

The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the cash resources and needs and it is anticipated that all available cash will be needed for the operations in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company intends to continue to acquire high quality oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States. The Company sees significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production. The Company will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

Quantum is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2007. The Company may also use various debt instruments as well as public offerings to raise needed capital during 2007.

As oil and gas properties become available and appear attractive to the Company's management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for the Company to possibly position itself with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity. The Company's management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

The Company may also finance acquisition of "proven producing reserves" with predictable production levels and cash flow by offering the secure investors with the mineral interests acquired. The Company may also hedge price risk by selling forward a portion of future production acquired under fixed-price contracts to minimize risk associated with commodity prices. In some cases the future value of such fixed-price contracts may be greater than the initial investments, thereby hedging the inherent acquisition risk, without limiting the upside available to stockholders and investors. There can be no assurance, however, that any of these methods of financing will be successful in helping fund the Company.

The operating expenses will increase as the Company undertakes its plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

Financial Condition and Results of Operations

For the fiscal year ended February 28, 2007, the Company had revenue of $73,702 from production of oil and gas from the Barnett Shale properties, as compared to no revenue for the fiscal year ended February 28, 2006.

Cost of continued operations for the fiscal year ended February 28 , 2006 was $66,075, resulting in a net loss for the period of $66,075.

Cost of continued operations for the fiscal year ended February 28, 2007 was $296,019, resulting in a net loss for the period of $3,074,397.


The Company expects to continue to receive revenues from the properties on Barnett Shale and the Company expects for these revenues to increase. Also the Company expects to receive revenues from the properties it recently acquired in Oklahoma.

Liquidity and Capital Resources

The Company had cash of $58,316 as of February 28, 2007, compared to cash of $1,106 as of February 28, 2006. The Company had a working capital deficit of $2,008,720 as of February 28, 2007, compared to working capital deficit of $8,687 as of February 28, 2006.

The increase in working capital deficiency was due to an interest expenses, additional promissory notes payable by the Company for the funds received by it in this fiscal year and the fact that the Company acquired additional properties in Oklahoma and disposed of the Corsicana Project as described in Item 1 and 2 of this report, Description of Business and Property.


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

ITEM 7.      FINANCIAL STATEMENTS

                         PART I - FINANCIAL INFORMATION

                              QUANTUM ENERGY, INC.

                  (FORMERLY BOOMERS CULTURAL DEVELOPMENT, INC.)

ITEM 1. FINANCIAL STATEMENTS

         Reports of Independent Registered Public Accounting Firms
             Killman, Murrell & Company, P.C.                               F-2
             Morgan & Company, Chartered Accountants                        F-3
         Balance Sheets for the Years Ended
             February 28, 2007 and February 28, 2006                        F-4
         Statements of Operations for the Years Ended
             February 28, 2007 and February 28, 2006                        F-5
         Statements of Cash Flows for the Years Ended
             February 28, 2007 and February 28, 2006                        F-6
         Statements of Stockholders' (Deficit) for the Years Ended
             February 28, 2007 and February 28, 2006                        F-7

         Notes to the Financial Statements                                  F-8

                         Killman, Murrell & Company P.C.
                          Certified Public Accountants

1931 E. 37th Street,        3300 North `A' Street,
    Suite 7                 Building 4, Suite 200            2626 Royal Circle
Odessa, Texas 79762         Midland, Texas 79705         Kingwood, Texas 77339
  (432) 363-0067               (432) 686-9381                   (281) 359-7224
Fax (432) 363-0376         Fax (432) 684-6722               Fax (281) 359-7112

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Quantum Energy, Inc.
401-1529 West 6th Avenue
Vancouver, British Columbia, Canada V6J 1R1

We have audited the accompanying balance sheet of Quantum Energy, Inc. as of February 28, 2007 and the related statement of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, to financial position of Quantum Energy, Inc. as of February 28, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.

[logo]
MORGAN & COMPANY
CHARTERED ACCOUNTANTS

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

Vancouver, Canada                                            "Morgan & Company"
May 22, 2006      Chartered Accountants

Tel: (604) 687-5841                             P.O. Box 100007 Pacific Center
Fax: (604) 687-0075                         Suite 1488-700 West Georgia Street
                                                Vancouver, B.C., V7Y 1A1

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                                 BALANCE SHEETS
                           February 28, 2007 and 2006
                             (Stated in US Dollars)

                                                                                                February 28
                                                     ASSETS
                                                     ------
                                                                                               2007          2006
                                                                                        ---------------- ------------
Current assets
     Cash and cash equivalents                                                          $      58,316    $    1,016
    Accounts receivable
       Trade                                                                                   15,722            -
       Sale of assets                                                                         308,200            -
     Prepaid expense                                                                            2,500            -
                                                                                        ---------------- ------------
          Total Current Assets                                                                384,738         1,016
Oil and gas properties
    Proved properties, net of accumulated depletion of $3,500 (Note 5)                        845,500            -
    Well equipment, net of accumulated depreciation of $25,600 (Note 8)                       102,398            -
                                                                                        ---------------- ------------
       Total oil and gas properties                                                           947,898            -
Other assets
     Other equipment, net of accumulated depreciation of $2,376 (Note 3)                        2,686         3,846
     Website development, net of accumulated amortization of $4,197 (Note 4)                    8,394         1,333
                                                                                        ---------------- ------------
         Total other assets                                                                    11,080         5,179
                                                                                        ---------------- ------------

TOTAL ASSETS                                                                            $   1,343,716    $    6,195
                                                                                        ================ ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
    Accounts payable and accrued liabilities                                            $     248,698    $    4,703
     Promissory notes payable (Note 6)                                                      2,144,760             -
    Due to related party                                                                            -         5,000
                                                                                        ---------------- ------------
        Total Current Liabilities                                                           2,393,458         9,703
Common Stock Issuance Liability (Note 7)                                                      381,250             -
                                                                                        ---------------- ------------
            Total Liabilities                                                               2,774,708         9,703

Stockholders' (deficit)
    Common stock, par value $0.0001 per share:
        75,000,000 shares authorized; 47,000,000 and 45,500,000
        Shares issued and outstanding, respectively (Note 7)                                   47,000        45,500
    Additional paid-in capital                                                              1,685,913        40,500
    Retained (deficit)                                                                     (3,163,905)      (89,508)
                                                                                        ---------------- ------------
        Total stockholders' (deficit)                                                      (1,430,992)       (3,508)
                                                                                        ---------------- ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                           $   1,343,716    $    6,195
                                                                                        ================ ============








The  accompanying notes are an integral part of these financial statements.

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                            STATEMENTS OF OPERATIONS
                 For the years ended February 28, 2007 and 2006
                             (Stated in US Dollars)

                                                                                         Years ended
                                                                                         February 28
                                                                                 2007                  2006
                                                                         --------------------- ----------------------
Oil and gas revenue                                                      $           73,702    $                 -
                                                                         --------------------- ----------------------
    Total Oil and Gas Revenue                                                        73,702                      -

Expenses
    Lease operating                                                                  23,353                      -
    Amortization, depletion and depreciation                                         34,790                  2,573
    Management fees                                                                  43,900                      -
    Marketing                                                                        29,087                 23,027
    Office and administration                                                        23,794                  7,909
    Professional fees                                                               214,797                 32,566
                                                                         --------------------- ----------------------
        Total Operating Expenses                                                    369,721                 66,075

 Net loss before other income (expenses)                                           (296,019)               (66,075)

 Other income (expenses)
    Interest expense (Note 6)                                                      (478,363)                     -
    Currency translation                                                                876                      -
    Other income                                                                      9,534                      -
    Loss on disposal of assets                                                   (2,310,425)                     -
                                                                         --------------------- ----------------------
         Total other income (expenses)                                           (2,778,378)                     -
                                                                         --------------------- ----------------------

Loss before income taxes                                                         (3,074,397)               (66,075)

Income tax expense (Note 9)                                                               -                      -
                                                                         --------------------- ----------------------

Net loss                                                                  $      (3,074,397)    $          (66,075)
                                                                         ===================== ======================

 Basic and diluted loss per share                                         $          (0.00)                 (0.00)
                                                                         ===================== ======================

Weighted average number of shares outstanding                                    46,423,000             45,500,000
                                                                         ===================== ======================




The  accompanying notes are an integral part of these financial statements.

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                            STATEMENTS OF CASH FLOWS
                 For the years ended February 28, 2007 and 2006
                             (Stated in US Dollars)

                                                                                             Years ended
                                                                                             February 28
                                                                                     2007                   2006
                                                                             ---------------------------------------------
      Operating Activities
          Net loss                                                           $       (3,074,397)   $          (66,075)
          Adjustments to reconcile net loss to net cash used by operating activities
            Loss on sale of oil and gas properties                                    2,310,425                     -
            Amortization, depreciation and depletion                                     34,790                 2,573
            Interest charge paid in common stock                                        381,250                     -
          Changes in operating assets and liabilities
            Accounts receivable                                                         (15,722)                    -
            Prepaid expense                                                              (2,500)                    -
            Accounts payable and accrued liabilities                                    143,995                 1,425
                                                                             ---------------------------------------------

      Cash used in operating activities                                                (222,159)              (62,077)
                                                                             ---------------------------------------------

      Investing Activities
          Sale of common stock for cash                                                       -                     -
          Acquisition of capital assets                                                       -                (3,629)
          Acquisition of oil and gas properties                                        (819,000)                    -
          Acquisition of other assets                                                   (11,591)                    -
                                                                             ---------------------------------------------

      Cash provided by investing activities                                            (830,591)               (3,629)
                                                                             ---------------------------------------------

      Financing Activities
          Issuance of promissory notes payable                                        1,115,050                     -
          Due to related party                                                           (5,000)                5,000
                                                                             ---------------------------------------------

      Cash used in financing activities                                               1,110,050                 5,000
                                                                             ---------------------------------------------

      Increase (decrease) in cash during the year                                        57,300               (60,706)

      Cash, beginning of the year                                                         1,016                61,722
                                                                             ---------------------------------------------

      Cash, end of the year                                                  $           58,316    $            1,016
                                                                             =============================================

      Supplemental disclosure of cash flow information:
          Cash paid during the year for income taxes                         $                     $
                                                                                              -                     -
                                                                             =============================================
         Cash paid during the year for interest                              $                     $
                                                                                              -                     -
                                                                             =============================================






The accompanying notes are an integral part of these financial statements.

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                            STATEMENTS OF CASH FLOWS
                 For the years ended February 28, 2007 and 2006
                             (Stated in US Dollars)
                                    Continued

                                                                                        Years ended
                                                                                        February 28

                                                                                2007                   2006
                                                                        ---------------------------------------------
Non-cash investing and financing activities
    Acquisition of drilling equipment                                   $         (127,998)   $                -
    Acquisition of oil and gas properties                                       (2,648,625)                    -
    Issuance of common stock                                                        1,500                      -
    Issuance of promissory notes payable                                        1,029,710                      -
     Accounts payable and accrued expenses                                                                     -
                                                                                  100,000
    Additional paid-in capital                                                  1,645,413
    Accounts receivable - sale of assets                                        (308,200)
    Disposition of oil and gas properties                                       2,618,625
    Loss on sale of oil and gas properties                                     (2,310,425)                     -
                                                                        ---------------------------------------------

                                                                        $               -
                                                                        =============================================































   The accompanying notes are an integral part of these financial statements.

                                 F-6 (continued)

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                 For the years ended February 28, 2007 and 2006
                             (Stated in US Dollars)

                                                    Common Shares             Paid-in       Accumulated
                                                Number        Par Value       Capital         Deficit          Total
                                            ------------------------------------------------------------------------------
      Balance, February 2005                   45,500,000   $    45,500   $     40,500    $     (23,433)  $       62,567

      Net loss                                          -             -              -          (66,075)         (66,075)
                                            ------------------------------------------------------------------------------

      Balance, February 2006                   45,500,000        45,500         40,500          (89,508)          (3,508)

      Acquisition of oil and gas properties     1,500,000                    1,645,413                         1,646,913
                                                                  1,500                               -
      Net loss                                          -            -              -        (3,074,397)      (3,074,397)
                                            ------------------------------------------------------------------------------

      Balance, February 28, 2007               47,000,000  $     47,000   $  1,685,913     $ (3,163,905)  $   (1,430,992)
                                            ==============================================================================

















 The  accompanying notes are an integral part of these financial statements.

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2007
                             (Stated in US Dollars)



Note 1        Nature and Continuance of Operations
              ------------------------------------

              a)       Organization

              Boomers Cultural Development Inc. ("the Company") was incorporated in the State of Nevada, United States of America, on February 5, 2004. On May 18, 2006 the name of the Company was changed from Boomers Cultural Development Inc. to Quantum Energy Inc.

              b)  Going Concern

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $3,163,905 since its inception, has a working capital deficiency of $ 2,008,720 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2        Significant Accounting Policies
              -------------------------------

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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              a)       Cash and Cash Equivalents

              For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As at February 28, 2007, the Company had no cash equivalents.

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2007
                             (Stated in US Dollars)

Note 2        Significant Accounting Policies (continued)


              b)       Foreign Currency Translation

              The Company's uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52. Transactions in Canadian dollars are translated into U.S. dollars as follows:

                i) monetary items at the rate prevailing at the balance sheet date;
                ii)  non monetary items at the historical exchange rate
                iii) revenue and expenses at the average rate in effect during the period

              Gains and losses are recorded in the statement of operations.

              c)       Other Equipment

              Other equipment is recorded at cost. Depreciation of computer equipment is at a rate of 30% per annum, on a straight-line basis. Depreciation of office equipment is at a rate of 20% per annum, on a straight-line basis.

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

              e)  Impairment of Long-Lived Assets

              The Company has adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-lived Assets", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              f)  Income Taxes

              The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income taxes". Under the assets and liability method of SFAS 109, the deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets apply to taxable income in the years which those temporary differences are expected to be recovered




                                 F-9 (continued)

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2007
                             (Stated in US Dollars)

Note 2        Significant Accounting Policies (continued)
              -------------------------------------------
               g)       Basic and Diluted Loss Per Share

              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

               h)       Financial Instruments

              The  carrying  value  of  the  Company's   financial   instruments
              consisting of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

               i)       New Accounting Standards

              In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes".

              Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

              In  September  2006,  the FASB issued  SFAS No.  157,  "Fair Value
              Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

              In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.


                                F-10 (continued)

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2007
                             (Stated in US Dollars)

Note 2        Significant Accounting Policies (continued)
              -------------------------------------------

              i)  New Accounting Standards (continued)

              In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements". This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, "Accounting for Contingencies". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations

              On February 15, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company's financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3        Other Assets
              ------------

                                                   Cost        Accumulated      Net Book Value       Net Book Value
                                                               Amortization     February 2007         February 2006
                                              --------------------------------------------------------------------------
              Office equipment                    $ 3,629        $ 1,390           $ 2,239               $ 2,965
              Computer equipment                    1,433            986               447                   881

                                              --------------------------------------------------------------------------
                                                  $ 5,062        $ 2,376           $ 2,686               $ 3,846
                                              --------------------------------------------------------------------------

Note 4        Website Development

                                                   Cost        Accumulated      Net Book Value       Net Book Value
                                                               Amortization     February 2007         February 2006
                                              --------------------------------------------------------------------------
              Website development                $ 12,591        $ 4,197           $ 8,394               $ 1,333

                                              --------------------------------------------------------------------------
                                                 $ 12,591        $ 4,197           $ 8,394               $ 1,333
                                              --------------------------------------------------------------------------




                                F-11 (continued)

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2007
                             (Stated in US Dollars)


Note 5        Oil and Gas Properties
              ----------------------

              The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

              Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

              On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

              On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the costs of the interest retained.

              Depletion for the year ending February 28, 2007 was $3,500.

              Corsicana Field - JMT Pilot Project

              On October 11, 2005, KOKO ("KOKO") Petroleum, Incorporated signed a letter of intent with JMT Resources Ltd. ("JMT"), a majority owner and operator of certain oil and gas leases, comprising 4,000 acres of mineral leasehold, located in Corsicana, Navarro County, Texas. KOKO provided an initial equity contribution of $602,300 during the year ended 2005. KOKO contributed a further $150,000 on May 23, 2006 which brought its joint venture partnership interest to 25%.

              On May 31, 2006, the Company entered into an asset purchase agreement with KOKO, whereby the Company would purchase KOKO's interest in the oil and gas leases located in Corsicana Texas. The effective date of the KOKO Purchase agreement was July 1, 2006 with the following terms:

              a) The Company would acquire all of the oil and gas operations, leases and wells in the Corsicana Texas and Barnett Shale Texas properties.

             b) The Company would assume all of the promissory notes payable. See note 6.

             c) The Company agreed to contribute up to $100,000 to assist KOKO in it's common stock SEC registration. To date the Company has contributed $27,000.


                                F-12 (continued)

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2007
                             (Stated in US Dollars)


Note 5        Oil and Gas Properties (continued)
              ----------------------------------

              Corsicana Field - JMT Pilot Project (continued)

              d) The Company will cause to be issued 1,500,000 common stock shares of the Company to KOKO.

              Any reference to the KOKO acquisition of oil and gas assets means an acquisition by the Company pursuant to this purchase agreement.

              On January 31, 2007 the Company reached a settlement agreement with JMT Resources Ltd. whereby the Company sold its interest in the Corsicana field for gross settlement proceeds of $308,200. The proceeds were received in May 27, 2007.

              Boyd #1, Barnett Shale Project, Texas

              On May 1, 2006, by letter of agreement with KOKO, the company acquired a 10% undivided working interest in and to a lease known as Boyd #1, Barnett Shale Project in Cooke County, Texas, containing approximately 40 acres and burdened by a total of 25% royalty and overriding royalty interest for $140,000. The undivided 10% working interest is subject to a pro-rata share of the royalty and overriding royalty interest equal to a 7.5% net revenue. The operator of record is Rife Energy Operating Inc. A standard operating lease governs the day to day operations.

              Inglish #2, Barnett Shale Project, Texas

              On May 1, 2006, by letter of agreement with KOKO, the company acquired a 10% undivided working interest in and to a lease known as Inglish #2, Barnett Shale Project in Cooke County, Texas, containing approximately 40 acres and burdened by a total of 25% royalty and overriding royalty interest for $140,000. The undivided 10% working interest is subject to a pro-rata share of the royalty and overriding royalty interest equal to a 7.5% net revenue. The operator of record is RIFE Energy Operating Inc. A standard operating lease governs the day to day operations.

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


                                F-13 (continued)

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2007
                             (Stated in US Dollars)


Note 5        Oil and Gas Properties (continued)
              ----------------------------------

              Inglish #1H - Barnett Shale Project

              The Company acquired a 5% working interest for gross proceeds of $135,000. This is the first horizontal well drilled by REO Energy Ltd. (the operator) in the Barnett Shale. All previous wells were vertical wells. Total cost of this well is approximately
              $2,700,000. The well has been drilled, completed and is now in production.

              Inglish #4, #5, #D1, #D2, Craig Muncaster #6 and #7

              On September 1, 2006, the Company acquired a 50% working interest in oil and gas projects located in the State of Texas. Terms of the asset purchase agreement were for gross proceeds of $400,000 payable by way of a non-interest bearing promissory note, due November 1, 2006.

              On February 28, 2007 an extension was granted by way of a promissory note, with an extended due date to October 31, 2007, which bares interest at 10% per annum and is secured by a general security agreement. As part of the extension, the Company agreed to issue 250,000 common shares to the seller, free and clear of all liens and encumbrances. If the Company duly observes and performs all of the Company's covenants, one-half of the common stock issued (125,000 shares) shall be returned to the Company by the seller.

              The Company recognized and has recorded a charge to interest expense of $381,250 which represented the fair value ($3.05 per share) of the 125,000 shares of common stock which will not be returned to the Company. The Company and the seller have a director in common.

              Other properties

              On November 17, 2006 the Company acquired a oil lease, located in Oklahoma ("Cannon Lease") for gross proceeds of $14,000 and future stock, (amount to be determined) in the Company.

              On September 11, 2006 the Company completed the waste water disposal project for gross proceeds of $20,000.

Note 6        Promissory Notes Payable
              ------------------------
              In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,594,760 due on demand, interest compounded annually at 4% and $550,000 at 10%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,774,760 are not secured, and have no defined terms of repayment. Promissory notes of $400,000 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the oil and gas properties. Interest of $96,938 has been accrued in the financial statements.


                                F-14 (continued)

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               Febrauary 28, 2007
                             (Stated in US Dollars)


Note 7        Common Stock
              ------------

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

              In the year ended February 28, 2007, the Company issued 1,500,000 common shares at a price of $.001 pursuant for the Koko Purchase Agreement and 250,000 shares in the capital stock of the Company as a collateral interest against a promissory note issued by the Company.

Note 8        Well Equipment

                                                   Cost        Accumulated      Net Book Value       Net Book Value
                                                               Amortization     February 2007         February 2006
                                              --------------------------------------------------------------------------
              Well equipment                     $ 127,998       $ 25,600         $ 102,398                $ -

                                              --------------------------------------------------------------------------
                                                 $ 127,998       $ 25,600         $ 102,398                $ -
                                              --------------------------------------------------------------------------

Note 9        Income Taxes

              At February 28, 2007, the Company had a net operating loss carry forward of $2,782,655 which will begin to expire in 2024. A valuation allowance has been provided for the deferred tax assets as it is uncertain whether the Company will have future taxable income.

              A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate (34%) to the loss before income taxes is as follows:

                                                                                       Year Ended February 28
                                                                              ------------------------------------------
                                                                                      2007                 2006
                                                                              ------------------------------------------
              Benefit for income taxes computed using the
                 statutory                                                        $ 1,045,295            $ 22,466
                 rate of 34%
              Non-deductible expense                                                   -                    -
              Change in valuation allowance                                        (1,045,295)            (22,466)
                                                                                  -----------            --------

              Provision for income taxes                                          $    -                    -




                                F-15 (continued)

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 2007
                             (Stated in US Dollars)



Note 9        Income Taxes (continued)
              ------------------------
              Significant components of the Company's deferred tax assets were as follows at February 28, 2007 and 2006.

                                                                                       Year Ended February 28
                                                                              -----------------------------------
                                                                                      2007                 2006
                                                                              -----------------------------------
              Deferred tax assets:
                   Stock issued for expenses                                       $ 129,625           $        -
                   Tax operating loss carry forward                                  946,103               30,433
                                                                                    -------               ------
                                                                                   1,075,728               30,433
              Valuation allowance                                              $  (1,075,728)           $ (30,433)
                                                                                 -------------          ----------
              Net deferred tax asset                                           $          -            $         -
                                                                                 =============          ==========




                                F-16 (continued)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.


ITEM 8A.  Controls and procedures

An evaluation was performed under the supervision and with the participation of the management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, the Company's chief executive and chief financial officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that are filed under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

There were no changes in the Company's internal controls over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


ITEM 8B.   Other Information

On February 28, 2007, Ted Kozub resigned as the Company's President and sole director and Shane Lowry was appointed to the Company's Board of Directors and as Chief Executive Officer and Chief Financial Officer to fill the vacancy created by the resignation of Mr. Ted Kozub. See Part III, Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WIH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

         Name                     Age               Offices Held

         Shane Lowry              37            Director, President, Secretary,
                                                Treasurer


Mr. Shane Lowry was appointed to the position of President, Secretary and member of the Board of Directors of the Corporation on February 28, 2007.

Mr. Lowry has been in the investment community since 1993. His experiences have ranged from corporate duties to corporate governance for both Canadian and US public companies. Mr. Lowry has been a Director of several public companies and has been successful with taking two oil and gas companies through the process of financing, exploration, discovery and final product to market. Mr. Lowry's management skills and industry network are imperative for a junior company as Quantum.

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

Code of Ethics

The Company recently adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to 2006 Annual Report.


ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have not received any compensation since the date of incorporation of the Company, and no compensation is accrued. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase the Company's common stock.

Compensation of Directors

The Company presently does not pay any compensation to Mr. Lowry.

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



Stock Option Grants

The Company has never made any stock option grants to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS The following table sets forth certain information, as of June 1, 2007 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. As of June 1, 2007, there were 47,000,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. The table also shows the number of shares beneficially owned as of June 1, 2007 by each of the individual shareholders, directors and executive officers and by all directors and executive officers as a group.

--------------------------------------------------------------------------------------------------------------------
Title of Class    Name and Address of Beneficial Owner                 Amount and Nature of
                                                                       Beneficial Ownership     Percent of Class
--------------------------------------------------------------------------------------------------------------------
                  Principal Stockholder
--------------------------------------------------------------------------------------------------------------------
                  Bruce Ellsworth
Common            1400 - 164 Street, #74 Surrey,                            20,000,000               43.96%
                  British Columbia, Canada, V4A 8V8
--------------------------------------------------------------------------------------------------------------------
                  Lorena Jensen
Common            10069 - 143 Street, Surrey,                               11,000,000               24.18%
                  British Columbia, Canada, V3T 4S9
--------------------------------------------------------------------------------------------------------------------
                  Caroline Schut
Common            183 Keefer Place, # 507, Vancouver,                       8,000,000                17.58%
                  British Columbia, Canada, V6B 6B9
--------------------------------------------------------------------------------------------------------------------

Common            Total                                                     39,000,000               85.72%

                  Directors and Officers
                  Shane Lowry
                  2743 West 37th Avenue                                        NIL                     NIL
                  Vancouver, BC V6N 2T5
--------------------------------------------------------------------------------------------------------------------

The Company believes that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table.


Equity Compensation Plan Information

As of the end of this fiscal year the Company did not have any equity compensation plans.

ITEM 12.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Consulting Agreement

The Company entered into a consulting agreement with Mr. Kozub on February 28, 2007. Under this agreement, the Company pays Mr. Kozub a consulting fee of USD$3,500 per month in consideration for Mr. Kozub's agreement to provide services to carry out certain administration services.

Mr. Kozub also is to be reimbursed for any expenses directly attributable to performing his obligations pursuant to the agreement.

The consulting agreement is for a term of one year and is terminable by either party upon 2 months notice to the other.

Director Independence


The Company's sole director, Shane Lowry, is an executive officer of the Company and therefore is not an independent director under the definition found in NASD Rule 4200(a)(15).



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

       3.3         Articles of Amendment                                         Incorporated by reference from
                                                                                 10KSB filed June 14, 2006
                                                                                 SEC file No. 333-118138
     Item 10       Material Contracts
       10.1        Promissory Notes                                              Incorporated by reference from
                                                                                 10KSB filed June 14, 2006
                                                                                 SEC file No. 333-118138

       10.3        Sample Promissory Note                                       Incorporated by reference from
                   Schedule of Promissory Notes                                 10QSB form filed October 16, 2006
                                                                                SEC file No. 333-118138

       10.4        Asset Purchase Agreement between Nitro Petroleum             Incorporated by reference from
                   Incorporated and Quantum Energy Inc.                         10QSB form filed October 16, 2006
                                                                                SEC file No. 333-118138

       10.7       General Security Agreement                                    Incorporated by reference from
                                                                                 10QSB form filed January 12, 2007
                                                                                 SEC file No. 333-118138

       10.8        Settlement Agreement and Mutual Release dated January 31,    Incorporated by reference from
                   2007-05-31 2007                                              8K form filed February 28,
                                                                                SEC file No. 333-118138

       10.9        Extension Agreement 2 dated February 28, 2007 between Nitro   This filing
                   Petroleum Incorporated and Quantum Energy Inc. including
                   promissory note

      10.10        Promissory Note dated January 12, 2007 in the amount of       This filing
                   $25,000.00 (USD) payable to Coach Capital LLC

      10.11        Consulting agreement dated February 28, 2007 between Quantum  This filing
                   Energy Inc. and T. Kozub Enterprises Ltd.

     Item 14       Code of Ethics

       14.1        Code of Ethics                                                Incorporated by reference 10KSB
                                                                                 filed June 14, 2006
                                                                                 SEC file No. 333-118138
     Item 31       Rule 13a-14(a)/15d-14(a) Certifications

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to the Company by its independent auditor, Morgan and Company for the fiscal year ended February 28, 2006 and Killman, Murrell & Company, for the fiscal year ended February 28, 2007:
                                             Years ended February 28
                                        2006                        2007
Audit Fees:                           $6,400                      $18,291
Tax Fees:                                Nil                         Nil
All Other Fees:                          Nil                         Nil
Total:                                $6,400                      $18,291

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of June, 11, 2007.
                               QUANTUM ENERGY INC.
By:   /s/ Shane Lowry
      -----------------------------------------------------
      Shane Lowry
      President, Chief Executive Officer
      Director
      Date: June 11, 2007