Form 10QSB
period 2007-05-31
QUANTUM ENERGY INC.
filed 2007-07-23
CIK 1295961

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 |X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
     Act Of 1934


                   For the quarterly period ended May 31, 2007


                        Commission File Number 333-118138

                              QUANTUM ENERGY, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        98-0428608
------------------------------            -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


      401 - 1529 West 6th Avenue
    Vancouver, British Columbia, Canada                         V6J1R1
   ------------------------------------                       ---------
 (Address of principal executive offices)                     (Zip Code)


                                  604-737-8180
                            -------------------------
                            Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 10, 2007, 47,000,000 shares of common stock of the issuer were issued and outstanding.


Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                         PART 1 - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                             SEE ACCOMPANYING NOTES
                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                              INTERIM BALANCE SHEET
                                  May 31, 2007
                             (Stated in US Dollars)

                                                                                  May 31             February 28
                                                                                   2007                 2007
                                                     ASSETS                     (Unaudited)
                                                     ------
                                                                            -------------------- --------------------
Current assets
     Cash and cash equivalents                                              $         347,913   $           58,316
    Accounts receivable
       Trade                                                                           17,163               15,722
       Sale of assets                                                                       -              308,200
     Prepaid expense                                                                    2,500                2,500
                                                                            -------------------- --------------------
          Total Current Assets                                                        367,576              384,738
Oil and gas properties
    Proved properties, net of accumulated depletion                                   845,200              845,500
    Well equipment, net of accumulated depreciation                                    95,998              102,398
                                                                            -------------------- --------------------
       Total oil and gas properties                                                   941,198              947,898
Other assets
    Other equipment, net of accumulated depreciation                                    2,396                2,686
    Website development, net of accumulated amortization                                7,345                8,394
                                                                            -------------------- --------------------
       Total other assets                                                               9,741               11,080
                                                                            -------------------- --------------------

TOTAL ASSETS                                                                $       1,318,515   $        1,343,716
                                                                            ==================== ====================


                                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                      ---------------------------------------

Current Liabilities
    Accounts payable and accrued liabilities                                $         262,623   $          248,698
     Promissory notes payable                                                       2,144,760            2,144,760
                                                                            -------------------- --------------------
        Total Current Liabilities                                                   2,407,383            2,393,458
Common Stock Issuance Liability                                                                            381,250
                                                                                      381,250
                                                                            -------------------- --------------------
            Total Liabilities                                                       2,788,633            2,774,708

Stockholders' (deficit)
    Common stock, par value $0.001 per share:
       75,000,000 shares authorized: 47,000,000
       Shares issued and outstanding, respectively                                     47,000               47,000
    Additional paid-in capital                                                      1,685,913            1,685,913
     Retained (deficit)                                                            (3,203,031)          (3,163,905)
                                                                            -------------------- --------------------
        Total stockholders' (deficit)                                              (1,470,118)          (1,430,992)
                                                                            -------------------- --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                               $       1,318,515   $        1,343,716
                                                                            ==================== ====================

                            SEE ACCOMPANYING NOTES


                                       F1

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        INTERIM STATEMENTS OF OPERATIONS
                for the three months ended May 31, 2007 and 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                   Three months ended May 31
                                                                                  2007                2006
                                                                             ---------------- ---------------------
Oil and gas revenue                                                          $      30,873     $            -
Lease operating expenses                                                            10,998                  -
                                                                             ---------------- ---------------------
Net oil and gas revenue                                                             19,875                  -


Operating Expenses
    Amortization depletion and depreciation                                          8,039                622
    Management fees                                                                 10,500                  -
    Marketing                                                                        6,950                  -
    Office and administration                                                        3,171                442
    Professional fees                                                                4,170              5,528
                                                                             ---------------- ---------------------
        Total Operating Expenses                                                    32,830              6,592
                                                                             ---------------- ---------------------

 Net loss before other income (expenses)                                           (12,955)            (6,592)
 Other Items
    Interest expense                                                               (27,448)                  -
    Currency translation                                                             1,277                   -
                                                                             ---------------- ---------------------
         Total Other Income (Expenses)                                             (26,171)                  -
                                                                             ---------------- ---------------------

Net loss                                                                      $    (39,126)    $       (6,592)
                                                                             ================ =====================

 Basic and diluted loss per share                                             $       (0.00)   $        (0.00)
                                                                             ================ =====================

Weighted average number of shares outstanding                                   47,000,000         45,500,000
                                                                             ================ =====================


                             SEE ACCOMPANYING NOTES


                                       F2

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        INTERIM STATEMENTS OF CASH FLOWS
                for the three months ended May 31, 2007 and 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                               Three months ended May 31
                                                                                              2007                  2006
                                                                                      -------------------------------------------
Operating Activities
    Net loss                                                                          $          (39,126)   $           (6,592)
    Adjustment to reconcile net loss to net cash used by operating activities
    Amortization, depreciation and depletion                                                       8,039                   622
    Changes in operating assets and liabilities
    Accounts receivable trade                                                                     (1,441)                    -
    Accounts receivable sale of assets
                                                                                                 308,200                     -
    Accounts payable and accrued liabilities                                                      13,925                 4,245
                                                                                       ------------------------------------------


Cash from (used in) operating activities                                                         289,597                (1,725)
                                                                                       ------------------------------------------

Financing Activities
    Due to related party                                                                               -                 5,534
                                                                                       ------------------------------------------

Cash used in financing activities                                                                      -                 5,534
                                                                                       ------------------------------------------

Increase in cash during the period                                                                289,597                 3,809

Cash, beginning of the period                                                                      58,316                 1,016
                                                                                        -----------------------------------------

Cash, end of the period                                                                 $          347,913     $           4,825
                                                                                        =========================================

Supplemental disclosure of cash flow information:
    Cash paid for the year for income tax purposes                                      $                -      $              -
                                                                                        =========================================
    Cash paid for the year for interest                                                 $                -      $              -
                                                                                        =========================================


                            SEE ACCOMPANYING NOTES

                                       F3

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     for the three months ended May 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                  Common Shares            Paid-in      Accumulated
                                              Number       Par Value       Capital        Deficit         Total
                                           --------------------------------------------------------------------------

                                           --------------------------------------------------------------------------

Balance February 2006                         45,500,000 $     45,500  $     40,500     $   (89,508)    $   (3,508)

Acquisition of oil and gas properties          1,500,000        1,500     1,645,413               -      1,646,913
Net loss                                               -            -                    (3,074,397)    (3,074,397)
                                           --------------------------------------------------------------------------

Balance February 28, 2007                     47,000,000       47,000      1,685,913      (3,163,905)    (1,430,992)

Net loss for the period                                -           -               -         (39,126)       (39,126)
                                           --------------------------------------------------------------------------

Balance May 31, 2007                          47,000,000 $     47,000    $ 1,685,913     $ (3,203,031)   $(1,470,118)
                                           ==========================================================================






                            SEE ACCOMPANYING NOTES

                                       F4

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)



Note 1        Basis of Presentation of Interim Financial Statements
              -----------------------------------------------------
              While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.'s ("the Company's") audited February 28, 2007 annual financial statements.

              The results of operations for the three-month period ended May 31, 2007, are not necessarily indicative of the results to be expected for the year ending February 28, 2008.

              These unaudited  interim  financial  statements  should be read in
              conjunction   with  the  February   28,  2007  audited   financial
              statements of the Company.

Note 2        Nature and Continuance of Operations
              ------------------------------------

a)       Organization

              Boomers Cultural Development Inc. ("the Company") was incorporated in the State of Nevada, United States of America, on February 5, 2004. On May 18, 2006, the name of the Company was changed from Boomers Cultural Development Inc. to Quantum Energy Inc.

b)       Going Concern

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $3,203,031 since its inception, has a working capital deficiency of $2,039,807 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.


                                       F5

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              a)       Cash and Cash Equivalents

              For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As at May 31, 2007, the Company had no cash equivalents.

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

              e)  Impairment of Long-Lived Assets

              The Company has adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-lived Assets", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value. The Company has not recorded an impairment of long-lived assets for the three month period ending May 31, 2007.

                                       F6

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

Note 2        Significant Accounting Policies (continued)
              -------------------------------------------

              f)       Basic and Diluted Loss Per Share

              In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Note 3        Other Assets
              ------------

                                                   Cost        Accumulated      Net Book Value       Net Book Value
                                                               Amortization      May 31, 2007         February 2007
                                              --------------------------------------------------------------------------
              Office equipment                    $ 3,629        $ 1,572           $ 2,057               $ 2,239
              Computer equipment                    1,433          1,094               339                   447

                                              --------------------------------------------------------------------------
                                                $   5,062      $   2,666           $ 2,396               $ 2,686
                                              ==========================================================================


Note 4        Website Development
              -------------------

                                                   Cost        Accumulated      Net Book Value       Net Book Value
                                                               Amortization      May 31, 2007         February 2007
                                              --------------------------------------------------------------------------
              Website development                $ 12,591        $ 5,246           $ 7,345               $ 8,394

                                              --------------------------------------------------------------------------
                                                 $ 12,591        $ 5,246           $ 7,345               $ 8,394
                                              ==========================================================================





                                       F7

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

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

              Depletion for the three months ended May 31, 2007 was $300.

              Corsicana Field - JMT pilot project

              On October 11, 2005, KOKO ("KOKO") Petroleum Inc. signed a letter of intent with JMT Resources Ltd., a majority owner and operator of certain oil and gas leases, comprising 4,000 acres of mineral leasehold, located in Corsicana, Navarro County, Texas. KOKO provided an initial equity contribution of $602,300 during the year ended 2005. KOKO contributed a further $150,000 on May 23, 2006 which brought its joint venture partnership interest to 25%.

              On May 31, 2006, the Company entered into an asset purchase agreement with KOKO, whereby the Company would purchase KOKO's interest in the oil and gas leases located in Corsicana, Texas. The effective date of the KOKO Purchase agreement was July 1, 2006 with the following terms:

              a)  The Company  would  acquire all of the oil and gas operations, leases and wells in the Corsicana, Texas and Barnett Shale, Texas properties.

              b) The Company would assume all of the promissory notes payable. See Note 6.

              c) The Company agreed to contribute up to $100,000 to assist KOKO in its common stock SEC registration. To date, the Company has contributed $27,000.

                                       F8

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


Note 5        Oil and Gas Properties (continued)
              ----------------------------------

              Corsicana Field - JMT pilot project - (continued)

              d) The Company will cause to be issued 1,500,000 common stock shares of the Company to KOKO.

              Any reference to the KOKO acquisition of oil and gas assets means an acquisition by the Company pursuant to this agreement purchase agreement.

              On January 31, 2007, the Company reached a settlement with JMT Resources whereby the Company sold its interest in the Corsicana field for gross settlement proceeds of $308,000. The proceeds were received on May 27, 2007.

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



                                  F9 Continued

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)



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

Note 6        Promissory Notes Payable
              ------------------------

              In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,594,760 due on demand, interest compounded annually at 4% and $550,000 at 10%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,774,760 are not secured, and have no defined terms of repayment. Promissory notes of $400,000 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the oil and gas properties. Interest of $27,448 has been accrued in the May 31financial statements.




                                  F10 Continued

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


Note 7        Common Stock
              ------------

              The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. The Company also issued 250,000 shares in the capital stock of the Company as a collateral interest against a promissory note issued by the Company.

Note 8        Well Equipment
              --------------

                                                            Accumulated           Net Book Value           Net Book Value
                                            Cost           Amortization            May 31, 2007          February 28, 2007
                                        -------------- ---------------------- ----------------------- -------------------------
              Well equipment              $ 127,998          $ 32,000                $ 95,998                $ 102,398
                                        -------------- ---------------------- ----------------------- -------------------------















                                       F11

ITEM 2. MANAGEMENT DISCUSSSION AND ANALYSIS OR PLAN OF OPERATION


Overview
Quantum Energy Inc. (referred to as "Quantum" or the "Company") was incorporated on February 5, 2004, in the State of Nevada. The Company's principal executive offices now are located at 401 - 1529 West 6th Avenue, Vancouver, British Columbia, Canada, V6J1R1. The Company's telephone number is (604)737-8180.

Starting in May of 2006 the Company embarked on a new business path in oil and gas exploration and acquisitions. The Company intends to acquire interests in the properties and working interests in the production owned by established oil and gas production companies, whether public or private, in United States oil producing areas. The Company believes this opportunity may have considerable future potential.

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


Financial Condition and Results of Operations

For the three-month period ended May 31, 2007, the Company received revenue of $30,873 from production of oil and gas from the Barnett Shale properties, as compared to no revenue for the fiscal period ended May 31, 2006.


For the three-month period ended May 31, 2007, the Company had a net loss of approximately $39,126, as compared to a net loss of $6,592 for the three-month period ended May 31, 2006, an increase of approximately 83%.


This increase in the net loss was the result of increase in general and administrative expenses, which totaled $32,830 for the three months ended May 31, 2007, compared to $6,592 for the three months ended May 31, 2006, which in turn, was the result of an increase in legal and accounting fees incurred by the Company during this quarter.

Liquidity and Capital Resources

The Company had cash of $347,913 as of May 31, 2007, compared to cash of $58,316 as of February 28, 2007. The increase is due to sale of assets in Corsicana. The

Company had a working capital deficit of $2,039,807 as of May 31, 2007, compared to working capital deficit of 2,008,720 as of February 28, 2007. The decrease in working capital was substantially due to increased general and administrative expenses incurred by the Company during this quarter.

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


ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange
Commission's rules and forms, and that information is accumulated and communicated to management, including the Company's principal executive and principal financial officers (whom the Company refers to in this periodic report as its Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of its Certifying Officers, the effectiveness of the Company's disclosure controls and procedures as of May 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company's Certifying Officers concluded that, as of May 31, 2007, the Company's disclosure controls and procedures were effective.

Changes in internal controls

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

       10.5                                                                      Incorporated  by reference from the
                   Extension Agreement between Nitro Petroleum and Quantum Form  10 - QSB  filed  January  12,
                   Energy Inc. dated November 1, 2006                            2007, SEC File No. 333-118138

       10.6        Promissory Note 2 dated November 1, 2006                     Incorporated  by reference from the
                                                                                 Form  10 - QSB  filed  January  12,
                                                                                 2007, SEC File No. 333-118138

       10.7        General  Security   Agreement  between  Nitro  Petroleum  and Incorporated   by  reference  from
                   Quantum Energy Inc. dated November 7, 2006                    the  Form  10 - QSB  filed  January
                                                                                12, 2007, SEC File No. 333-118138



                                                                                 Incorporated by reference from
                                                                                 8K form filed February 28,
       10.8        Settlement Agreement and Mutual Release dated January 31,     2007-05-31 SEC file No. 333-118138
                   2007

       10.9        Extension Agreement 2 dated February 28, 2007 between Nitro  Incorporated by reference from
                    Petroleum Incorporated and Quantum Energy Inc. including    10-KSB annual report filed on June
                   promissory note                                              12, 2007, SEC File No. 333-118138.

      10.10        Promissory Note dated January 12, 2007 in the amount of      Incorporated by reference from
                   $25,000.00 (USD) payable to Coach Capital LLC                10-KSB annual report filed on June
                                                                                14, 2006, SEC File No. 333-118138.

      10.11        Consulting agreement dated February 28, 2007 between Quantum Incorporated by reference from
                   Energy Inc. and T. Kozub Enterprises Ltd.                    10-KSB annual report filed on June
                                                                                14, 2006, SEC File No. 333-118138.

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



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of July, 2007.
                               QUANTUM ENERGY INC.
By:   /s/ Shane Lowry
      -----------------------------------------------------
      Shane Lowry
      President