Form 10QSB/A
period 2007-05-31
QUANTUM ENERGY INC.
filed 2007-08-10
CIK 1295961

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


          |X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities
              Exchange Act Of 1934


                   For the quarterly period ended May 31, 2007


                        Commission File Number 333-118138

                              QUANTUM ENERGY, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                        98-0428608
----------------------------------         ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)


           401 - 1529 West 6th Avenue
      Vancouver, British Columbia, Canada                       V6J1R1
   ---------------------------------------                    ---------
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
                                  May 31, 2007
                             (Stated in US Dollars)

                                                                                  May 31             February 28
                                                                                   2007                 2007
                                                     ASSETS                     (Unaudited)
                                                     ------
                                                                            -------------------- --------------------
Current assets
     Cash and cash equivalents                                              $          347,913   $           58,316
    Accounts receivable
       Trade                                                                            32,716               15,722
       Sale of assets                                                                       -               308,200
     Prepaid expense                                                                        -                 2,500
                                                                            -------------------- --------------------
          Total Current Assets                                                         380,629              384,738
Oil and gas properties
    Proved properties, net of accumulated depletion                                    845,200              845,500
    Well equipment, net of accumulated depreciation                                     95,998              102,398
                                                                            -------------------- --------------------
       Total oil and gas properties                                                    941,198              947,898
Other assets
    Other equipment, net of accumulated depreciation                                     2,396                2,686
    Website development, net of accumulated amortization                                 7,345                8,394
                                                                            -------------------- --------------------
       Total other assets                                                                9,741               11,080
                                                                            -------------------- --------------------

TOTAL ASSETS                                                                $        1,331,568   $        1,343,716
                                                                            ==================== ====================

                                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                      ---------------------------------------

Current Liabilities
    Accounts payable and accrued liabilities                                $          189,590   $          179,165
    Accounts payable to related parties                                                 73,033               69,533
     Promissory notes payable                                                        2,144,760            2,144,760
                                                                            -------------------- --------------------
        Total Current Liabilities                                                    2,407,383            2,393,458
Common Stock Issuance Liability                                                        381,250              381,250
                                                                            -------------------- --------------------
            Total Liabilities                                                                             2,774,708
                                                                                     2,788,633

Stockholders' (deficit)
    Common stock, par value $0.001 per share:
       75,000,000 shares authorized: 47,000,000
       Shares issued and outstanding, respectively                                      47,000               47,000
    Additional paid-in capital                                                       1,685,913            1,685,913
     Retained (deficit)                                                             (3,189,978)          (3,163,905)
                                                                            -------------------- --------------------
        Total stockholders' (deficit)                                               (1,457,065)          (1,430,992)
                                                                            -------------------- --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                               $        1,331,568   $        1,343,716
                                                                            ==================== ====================

                             SEE ACCOMPANYING NOTES


                                       F1

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        INTERIM STATEMENTS OF OPERATIONS
                for the three months ended May 31, 2007 and 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                   Three months ended May 31
                                                                                  2007                2006
                                                                             ---------------- ---------------------
Oil and gas revenue                                                          $      64,355     $            -
Lease operating expenses                                                            24,940                  -
Production taxes                                                                     8,987                  -
                                                                             ---------------- ---------------------
Net oil and gas revenue                                                             35,428                  -


Operating Expenses
    Amortization depletion and depreciation                                          8,039                622
    Management fees                                                                 10,500                  -
    Marketing                                                                        9,450                  -
    Office and administration                                                        3,171                442
    Professional fees                                                                4,170              5,528
                                                                             ---------------- ---------------------
        Total Operating Expenses                                                    35,330              6,592
                                                                             ---------------- ---------------------

 Net income (loss) before other income (expenses)                                       98             (6,592)
 Other Items
    Interest expense                                                               (27,448)                  -
    Currency translation                                                             1,277                   -
                                                                             ---------------- ---------------------
         Total Other Income (Expenses)                                             (26,171)                  -
                                                                             ---------------- ---------------------

Net loss                                                                      $    (26,073)    $       (6,592)
                                                                             ================ =====================

 Basic and diluted loss per share                                             $       (0.00)   $        (0.00)
                                                                             ================ =====================
Weighted average number of shares outstanding                                    47,000,000         45,500,000
                                                                             ================ =====================








                             SEE ACCOMPANYING NOTES


                                       F2

                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                        INTERIM STATEMENTS OF CASH FLOWS
                for the three months ended May 31, 2007 and 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   Three months ended May 31
                                                                                                   2007                  2006
                                                                                              -------------------------------------
Operating Activities
    Net loss                                                                             $          (26,073)   $           (6,592)
    Adjustment to reconcile net loss to net cash used by operating activities
    Amortization, depreciation and depletion                                                          8,039                   622
    Changes in operating assets and liabilities
    Accounts receivable trade                                                                       (16,994)                    -
    Accounts receivable sale of assets                                                              308,200                    -
   Prepaid expenses                                                                                   2,500                    -
    Accounts payable and accrued liabilities                                                         13,925                4,245
    Accounts payable to related parties                                                               3,500                    -
                                                                                              -------------------------------------

Cash from (used in) operating activities                                                            289,597               (1,725)
                                                                                              -------------------------------------

Financing Activities
    Due to related party                                                                                 -                 5,534
                                                                                              -------------------------------------

Cash used in financing activities                                                                        -                 5,534
                                                                                              -------------------------------------

Increase in cash during the period                                                                  289,597                 3,809

Cash, beginning of the period                                                                        58,316                 1,016
                                                                                              -------------------------------------

Cash, end of the period                                                                       $     347,913    $            4,825
                                                                                              =====================================

Supplemental disclosure of cash flow information:
    Cash paid for the year for income tax purposes                                            $            -   $                -
                                                                                              =====================================
    Cash paid for the year for interest                                                       $            -   $                -
                                                                                              =====================================





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

                                                  Common Shares            Paid-in      Accumulated
                                              Number       Par Value       Capital        Deficit         Total
                                           --------------------------------------------------------------------------

                                           --------------------------------------------------------------------------
Balance February 2006                         45,500,000 $     45,500  $     40,500     $   (89,508)    $  (3,508)

Acquisition of oil and gas properties          1,500,000        1,500     1,645,413               -     1,646,913
Net loss                                               -            -                    (3,074,397)   (3,074,397)
                                           --------------------------------------------------------------------------

Balance February 28, 2007                     47,000,000       47,000     1,685,913       (3,163,905)    (1,430,992)

Net loss for the period                                -           -              -          (26,073)       (26,073)
                                           --------------------------------------------------------------------------

Balance May 31, 2007                          47,000,000 $     47,000  $  1,685,913     $ (3,189,978)   $(1,457,065)
                                           ==========================================================================











                             SEE ACCOMPANYING NOTES

                                       F4

                             SEE ACCOMPANYING NOTES
                               QUANTUM ENERGY INC.
                  (formerly Boomers' Cultural Development Inc.)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)



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


Financial Condition and Results of Operations

For the three-month period ended May 31, 2007, the Company received revenue of $64,355 from production of oil and gas from the Barnett Shale properties, as compared to no revenue for the fiscal period ended May 31, 2006.


For the three-month period ended May 31, 2007, the Company had a net loss of approximately $26,073, as compared to a net loss of $6,592 for the three-month period ended May 31, 2006, an increase of approximately 83%.


This increase in the net loss was the result of increase in general and administrative expenses, which totaled $35,330 for the three months ended May 31, 2007, compared to $6,592 for the three months ended May 31, 2006, which in turn, was the result of an increase in legal and accounting fees incurred by the Company during this quarter.

Liquidity and Capital Resources

The Company had cash of $347,913 as of May 31, 2007, compared to cash of $58,316 as of February 28, 2007. The increase is due to sale of assets in Corsicana. The Company had a working capital deficit of $2,026,754 as of May 31, 2007, compared to working capital deficit of $2,008,720 as of February 28, 2007. The decrease in working capital was substantially due to increased general and administrative expenses incurred by the Company during this quarter.

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

       10.5        Extension Agreement between Nitro Petroleum and Quantum       Incorporated  by reference from the
                    Energy Inc. dated November 1, 2006                           Form  10 - QSB  filed  January  12,
                                                                                 2007, SEC File No. 333-118138

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

       10.8        Settlement Agreement and Mutual Release dated January 31,     Incorporated by reference from
                    2007                                                         8K form filed February 28,
                                                                                 2007-05-31 SEC file No. 333-118138

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



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of July, 2007.
                               QUANTUM ENERGY INC.
By:   /s/ Shane Lowry
      -----------------------------------------------------
      Shane Lowry
      President