Form 10QSB
period 2007-08-31
QUANTUM ENERGY INC.
filed 2007-10-22
CIK 1295961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

Commission File Number 333-118138

QUANTUM ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0428608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 – 1529 West 6th Avenue
Vancouver, British Columbia, Canada	V6J1R1
(Address of principal executive offices)	(Zip Code)

604-737-8180
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act)
[   ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 10, 2007, 47,000,000 shares of common stock of the issuer were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

ITEM 1. FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
INTERIM BALANCE SHEETS
August 31, 2007
(Stated in US Dollars)

	Aug 31,	February 28,
	2007	2007
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$121,053	$58,316
Notes receivable	25,000	-
Accounts receivable
Trade	44,421	15,722
Sale of assets	-	308,200
Prepaid expense	-	2,500
Other receivables	193	-
Total current assets	190,667	384,738
Oil and gas properties
Proved properties, net of accumulated depletion	845,100	845,500
Well equipment, net of accumulated depreciation	89,599	102,398
Total oil and gas properties	934,699	947,898
Other assets
Other equipment, net of accumulated depreciation	2,106	2,686
Website development, net of accumulated amortization	6,296	8,394
Total other assets	8,402	11,080

TOTAL ASSETS	$1,133,768	$1,343,716

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$210,212	$179,165
Accounts payable to related parties	69,533	69,533
Promissory notes payable	1,994,760	2,144,760
Total current liabilities	2,274,505	2,393,458
Common stock issuance liability	381,250	381,250
Total liabilities	2,655,755	2,774,708

Stockholders’ (deficit)
Common stock, par value $0.001 per share:
75,000,000 shares authorized: 47,000,000
Shares issued and outstanding, respectively	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(3,254,900)	(3,163,905)
Total stockholders’ (deficit)	(1,521,987)	(1,430,992)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,133,768	$1,343,716

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
INTERIM STATEMENTS OF OPERATIONS
for the six months ended August 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31		August 31,
	2007	2006	2007	2006

Oil and gas revenue	$21,064	$10,879	$85,419	$10,879
Lease operating expenses	(8,473)	(9,270)	(33,413)	(9,270)
Production taxes	(1,259)	-	(5,245)	-
Net oil and gas revenue	11,332	1,609	46,761	1,609

Operating expenses
Amortization depletion and depreciation	7,840	10,825	15,878	11,447
Management fees	11,100	15,000	21,600	15,000
Marketing	6,039	4,041	16,039	4,041
Office and administration	1,881	41,906	5,302	42,348
Professional fees	19,938	87,465	24,438	92,993
Total operating expenses	46,798	159,237	83,257	165,829

Net loss before other income (expenses)	(35,466)	(157,628)	(36,496)	(164,220)
Other items
Interest income	193	-	193	-
Interest expense	(23,795)	-	(51,243)	-
Currency translation	(5,856)	9,534	(3,449)	9,534
Total other income (expenses)	(29,458)	9,534	(54,499)	9,534

Net loss	$(64,924)	$(148,094)	$(90,995)	$(154,686)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	47,000,000	47,000,000	47,000,000	47,000,000

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31		August 31,
	2007	2006	2007	2006

Operating activities
Net loss	$(64,924)	$(148,094)	$(90,995)	$(154,686)
Adjustment to reconcile net loss to net cash used by
operating activities
Amortization, depreciation and depletion	7,840	10,825	15,878	11,447
Changes in operating assets and liabilities
Accounts receivable trade	(11,705)	(3,036)	(28,699)	(3,036)
Accounts receivable sale of assets	-	-	308,200	-
Other receivables	(193)	-	(193)	-
Prepaid expenses	-	-	2,500	-
Accounts payable and accrued liabilities	20,622	24,951	31,046	29,196
Accounts payable to related party	(3,500)	-	-	-

Cash provided by (used in) operating activities	(51,860)	(115,354)	(237,737)	(117,079)

Investing Activities
Acquisition of oil and gas properties	-	(385,000)	-	(385,000)
Acquisition of equipment	-	(11,592)	-	(11,592)

Cash provided by (used) in investing activities	-	(396,592)	-	(396,592)

Financing Activities
Notes receivable	(25,000)	-	(25,000)	-
Promissory notes payable	(150,000)	565,050	(150,000)	565,050
Due to related party	-	(10,534)	-	(5,000)

Cash provided by (used in) financing activities	(175,000)	554,516	(175,000)	560,050

Increase (decrease) in cash during the period	(226,860)	42,570	62,737	46,379

Cash, beginning of the period	347,913	4,825	58,316	1,016

Cash, end of the period	$121,053	$47,395	$121,053	$47,395

Supplemental disclosure of cash flow information:
Cash paid for income tax purposes	$-	$-	$-	$-
Cash paid for interest	$-	$-	$-	$-

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the six months ended August 31, 2007
(Stated in US Dollars)
(Unaudited)

	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance February 2006	45,500,000	$45,500	$40,500	$(89,508)	$(3,508)

Acquisition of oil and gas properties	1,500,000	1,500	1,645,413	-	1,646,913

Net loss	-	-		(3,074,397)	(3,074,397)

Balance February 28, 2007	47,000,000	47,000	1,685,913	(3,163,905)	(1,430,992)

Net loss for the period	-	-	-	(90,995)	(90,995)

Balance August 31, 2007	47,000,000	$47,000	$1,685,913	$(3,254,900)	$(1,521,987)

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation of Interim Financial Statements

While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.’s (“the Company’s”) audited February 28, 2007 annual financial statements.

The results of operations for the sixe-month period ended August 31, 2007, are not necessarily indicative of the results to be expected for the year ending February 28, 2008.

These unaudited interim financial statements should be read in conjunction with the February 28, 2007 audited financial statements of the Company.

Note 2	Nature and Continuance of Operations

a) Organization

Boomers Cultural Development Inc. (“the Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004. On May 18, 2006, the name of the Company was changed from Boomers Cultural Development Inc. to Quantum Energy, Inc.

b) Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $3,254,900 since its inception, has a working capital deficiency of $2,083,838 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 2	Significant Accounting Policies

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As at August 31, 2007, the Company had no cash equivalents.

b) Foreign Currency Translation

The Company’s uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52.Transactions in Canadian dollars are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non monetary items at the historical exchange rate
iii)	revenue and expenses at the average rate in effect during the period

Gains and losses are recorded in the statement of operations.

c)        Capital Assets

Capital assets are recorded at cost. Depreciation of computer equipment is at a rate of 30% per annum, on a straight-line basis. Depreciation of office equipment is at a rate of 20% per annum, on a straight-line basis. Depreciation of other equipment is at a rate of 20% per annum, on a straight-line basis.

d)        Website Development Costs

Website development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s web-site up to its initial implementation. The asset is being amortized over its estimated useful life of three years using the straight-line method. Ongoing website maintenance costs will be expensed as incurred.

e)        Impairment of Long-Lived Assets

The Company has adopted SFAS 144, “Accounting for the Impairment and Disposal of Long-lived Assets”, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 2	Significant Accounting Policies (continued)

f) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g) Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable, accrued liabilities and notes payable approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Note 3	Other Assets

	Cost	Accumulated	Net Book Value	Net Book Value
		Depreciation	August 31, 2007	February 2007
Office equipment	$3,629	$1,753	$1,876	$2,239
Computer equipment	1,433	1,203	230	447

	$5,062	$2,956	$2,106	$2,686

Note 4	Website Development

	Cost	Accumulated	Net Book Value	Net Book Value
		Amortization	August 31, 2007	February 2007
Website development	$12,591	$6,296	$6,295	$8,394

	$12,591	$6,296	$6,295	$8,394

F-7 (Continued)

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2007
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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

Depletion for the six months ended August 31, 2007 was $400.

Corsicana Field – JMT pilot project

On October 11, 2005, KOKO (“KOKO”) Petroleum Inc. signed a letter of intent with JMT Resources Ltd., a majority owner and operator of certain oil and gas leases, comprising 4,000 acres of mineral leasehold, located in Corsicana, Navarro County, Texas. KOKO provided an initial equity contribution of $602,300 during the year ended 2005. KOKO contributed a further $150,000 on May 23, 2006 which brought its joint venture partnership interest to 25%.

On May 31, 2006, the Company entered into an asset purchase agreement with KOKO, whereby the Company would purchase KOKO’s interest in the oil and gas leases located in Corsicana, Texas. The effective date of the KOKO Purchase agreement was July 1, 2006 with the following terms:

a)	The Company would acquire all of the oil and gas operations, leases and wells in the Corsicana, Texas and Barnett Shale, Texas properties.

b)	The Company would assume all of the promissory notes payable. See Note 6.

c)	The Company agreed to contribute up to $100,000 to assist KOKO in its common stock SEC registration. To date, the Company has contributed $27,000.

F-8 (Continued)

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 5	Oil and Gas Properties (continued)

Corsicana Field – JMT pilot project – (continued)

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

F-9 Continued

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2007
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

Inglish #4, #5, #D1, #D2, Craig Muncaster #6 and #7

On September 1, 2006, the Company acquired a 50% working interest in oil and gas projects located in the State of Texas. Terms of the asset purchase agreement were for gross proceeds of $400,000 payable by way of a non- interest bearing promissory note, due November 1, 2006.

On February 28, 2007 an extension was granted by way of a promissory note, with an extended due date to October 31, 2007, which bares interest at 10% per annum and is secured by a general security agreement. As part of the extension, the Company agreed to issue 250,000 common shares to the seller, free and clear of all liens and encumbrances. If the Company duly observes and performs all of the Company’s covenants, one-half of the common stock issued (125,000 shares) shall be returned to the Company by the seller.

The Company recognized and has recorded a charge to interest expense of $381,250 which represented the fair value ($3.05 per share) of the 125,000 shares of common stock which will not be returned to the Company. The Company and the seller have a director in common.

Other properties

On November 17, 2006 the Company acquired an oil lease, located in Oklahoma ("Cannon Lease") for gross proceeds of $14,000 and future stock, (amount to be determined) in the Company.

On September 11, 2006 the Company completed the waste water disposal project for gross proceeds of $20,000.

The Company has recorded an impairment of oil and gas properties in the amount of $573,120 for the six month period ending August 31, 2007.

Note 6	Promissory Notes Payable

In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,594,760 due on demand, interest compounded annually at 4% and $550,000 at 10%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,774,760 are not secured, and have no defined terms of repayment. Promissory notes of $250,000 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the oil and gas properties. Interest of $51,196 has been accrued in the August 31, 2007 financial statements.

F-10 Continued

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 7	Common Stock

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. The Company also issued 250,000 shares in the capital stock of the Company as a collateral interest against a promissory note issued by the Company.

Note 8	Well Equipment

		Accumulated	Net Book Value	Net Book Value
	Cost	Depreciation	August 31, 2007	February 28, 2007
Well equipment	$127,998	$38,399	$89,599	$102,398

Note 9	Note Receivable – Related Party

In July 2007, the Company advanced $25,000 to a financial consultant on the recommendation of the Company’s principle executive officer, who was familiar with the financial consultant. No written agreement was entered into. The consultant failed to perform to the Company’s expectations, and the Company’s principle executive officer has agreed with the board of directors that because the Company paid the consultant on his recommendation, he will repay the $25,000 to the Company, with interest, on or before October 31, 2007.

ITEM 2. MANAGEMENT DISCUSSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Quantum Energy Inc. (referred to as “Quantum” or the “Company”) was incorporated on February 5, 2004, in the State of Nevada. The Company's principal executive offices now are located at 401 – 1529 West 6th Avenue, Vancouver, British Columbia, Canada, V6J1R1. The Company’s telephone number is (604) 737-8180.

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

The degree of expansion of the Company’s oil and gas business will depend on availability of funds. When and if funding becomes available, the Company plans to acquire high-quality oil and gas properties. The Company will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

Financial Condition and Results of Operations

For the three and six-month periods ended August 31, 2007, the Company received revenue of $21,064 and $85,419, respectively from production of oil and gas from the Barnett Shale properties, as compared to $10,879 and $10,879, respectively, three and six-month periods ended August 31, 2006.

For the three and six-month period ended August 31, 2007, the Company had a net loss of approximately $64,924 and $90,995, respectively, as compared to a net loss of $148,094 and $154,686 respectively, for the three and six-month period ended August 31, 2006, a decrease of approximately 56% and 41%, respectively.

This decrease in the net loss was the result of additional oil and gas revenues reported during the second quarter, as well as a decrease in general and administrative expenses, as compared to this same period one year ago. General and administrative expenses totaled $46,768 and $83,257 for the three and six months ended August 31, 2007, respectively, compared to $159,237 and $165,829 for the three and six months ended August 31, 2006, respectively. This was the result of an increase in legal and accounting fees incurred by the Company during this quarter.

Liquidity and Capital Resources

For the six-month period ended August 31, 2007, the Company had cash of $121,053, compared to cash of $47,395 for the six-month period ended August 31, 2006, an increase of approximately 255%. The increase is due to $308,185 received June 4, 2007 for assets sold in the prior year.

For the six-month period ended August 31, 2007, the Company had a working capital deficit of $2,083,838, compared to working capital deficit of $1,678,228 for the six-month period ended August 31, 2006, a increase of approximately 24%. The increase in working capital deficit was substantially due to settlement and subsequent sale of assets transacted during the prior fiscal year.

The Company will continue to utilize the free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that substantial additional funding will be required to maintain the Company for the next twelve months.

The Company’s continued operations will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. While the Company has been successful in raising funds to date, there is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be

2

obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue its business objectives. For these reasons, the Company’s auditors stated in their report on the Company’s audited financial statements that they have substantial doubt the Company will be able to continue as a going concern without further financing.

The Company may continue to rely on equity sales of the common shares in order to continue to fund the Company’s business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned business activities.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to management, including the Company’s principal executive and principal financial officers (whom the Company refers to in this periodic report as its Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company’s Certifying Officers concluded that, as of August 31, 2007, the Company’s disclosure controls and procedures were effective.

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

ITEM 6. EXHIBITS

Exhibit Number*	Description of Exhibit	Location
Item 3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Incorporated by reference from the Registration Statement Amendment 2 on Form SB-2 filed October 26, 2004, SEC File No. 333-118138.
3.2	Bylaws, as amended	Incorporated by reference from the Registration Statement Amendment 2 on Form SB-2 filed October 26, 2004, SEC File No. 333-118138.
3.3	Articles of Amendment	Incorporated by reference from 10- KSB annual report filed on June 14, 2006, SEC File No. 333- 118138.
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This filing
Item 32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
______________
*	The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of October, 2007.

QUANTUM ENERGY INC.

By:	/s/ Shane Lowry
Shane Lowry
President

5