Form 10QSB
period 2007-11-30
QUANTUM ENERGY INC.
filed 2008-01-22
CIK 1295961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

Commission File Number 333-118138

QUANTUM ENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0428608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260-7250 NW Expressway
Oklahoma City, Oklahoma, USA	73132
(Address of principal executive offices)	(Zip Code)

405-728-3800
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the pas t 90 days. [X] Yes [ ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act) [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 7, 2008 47,000,000 shares of common stock of the issuer were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

****

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
INTERIM BALANCE SHEETS
November 30, 2007
(Stated in US Dollars)

	Nov 30,	February 28,
	2007	2007
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$64,570	$58,316
Accounts receivable
Trade	35,506	15,722
Sale of assets	-	308,200
Prepaid expense	-	2,500
Total current assets	100,076	384,738
Oil and gas properties
Proved properties, net of accumulated depletion	844,100	845,500
Well equipment, net of accumulated depreciation	83,199	102,398
Total oil and gas properties	927,299	947,898
Other assets
Other equipment, net of accumulated depreciation	1,816	2,686
Website development, net of accumulated amortization	5,246	8,394
Total other assets	7,062	11,080

TOTAL ASSETS	$1,034,437	$1,343,716

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$233,453	$179,165
Accounts payable to related parties	69,533	69,533
Promissory notes payable	1,944,760	2,144,760
Total current liabilities	2,247,746	2,393,458
Common stock issuance liability	381,250	381,250
Total liabilities	2,628,996	2,774,708

Stockholders’ (deficit)
Common stock, par value $0.001 per share:
75,000,000 shares authorized: 47,000,000
Shares issued and outstanding, respectively	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(3,327,472)	(3,163,905)
Total stockholders’ (deficit)	(1,594,559)	(1,430,992)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,034,437	$1,343,716

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
INTERIM STATEMENTS OF OPERATIONS
for the nine months ended November 30, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2007	2006	2007	2006

Oil and gas revenue	$9,952	$35,362	$95,369	$46,241
Lease operating expenses	-	(16,759)	(33,411)	(26,029)
Production taxes	-	-	(5,245)	-
Net oil and gas revenue	9,952	18,603	56,713	20,212

Operating expenses
Amortization depletion and depreciation	8,739	12,104	24,617	23,551
Management fees	22,800	15,200	44,400	30,200
Marketing	7,811	10,692	23,850	14,733
Office and administration	5,169	19,101	10,471	21,101
Professional fees	13,182	37,237	37,620	129,130
Total operating expenses	57,701	94,334	140,958	218,715

Net loss before other income (expenses)	(47,749)	(75,731)	(84,245)	(198,503)
Other items
Interest income	240	-	433	-
Interest expense	(23,648)	(401,545)	(74,891)	(441,337)
Currency translation	(1,415)	(2,790)	(4,864)	5,089
Total other income (expenses)	(24,823)	(404,335)	(79,322)	(436,248)

Net loss	$(72,572)	$(480,066)	$(163,567)	$(634,751)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	47,000,000	47,000,000	47,000,000	47,000,000

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended November 30, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Nine months ended
	November 30,
	2007	2006

Operating activities
Net loss	$(163,567)	$(634,751)
Adjustment to reconcile net loss to net cash used by operating activities
Amortization, depreciation and depletion		23,551
Interest paid in stock	-	381,250
Changes in operating assets and liabilities
Accounts receivable trade	(19,784)	(16,645)
Accounts receivable sale of assets	308,200	-
Other receivables	-	-
Prepaid expenses	2,500	-
Accounts payable and accrued liabilities	54,288	66,746

Cash provided by (used in) operating activities	206,254	(179,849)

Investing Activities	24,617
Acquisition of oil and gas properties	-	(819,000)
Acquisition of other equipment	-	(11,592)

Cash provided by (used) in investing activities	-	(830,592)

Financing Activities
Notes receivable	-	-
Promissory notes payable	(200,000)	1,065,050
Due to related party	-	(5,000)

Cash provided by (used in) financing activities	(200,000)	1,060,050

Increase (decrease) in cash during the period	6,254	49,609

Cash, beginning of the period	58,316	1,016

Cash, end of the period	$64,570	$50,625

Supplemental disclosure of cash flow information:
Cash paid for income tax purposes	$-	$-
Cash paid for interest	$-	$-

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
INTERIM STATEMENTS OF CASH FLOWS- CONTINUED
for the nine months ended November 30, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Nine months ended
	November 30,
	2007	2006

Non-Cash Transactions
Acquisition of capital assets	$-	$(127,998)
Acquisition of oil and gas properties	-	(2,648,625)
Issuance of common stock	-	1,500
Issuance of promissory notes payable	-	1,029,710
Accounts payable and accrued liabilities	-	100,000
Additional paid-in capital	-	1,645,413

	$-	$-

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2007
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

The results of operations for the nine-month period ended November 30, 2007, are not necessarily indicative of the results to be expected for the year ending February 28, 2008.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $3,327,472 since its inception, has a working capital deficiency of $2,147,670 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2007
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

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As at November 30, 2007, the Company had no cash equivalents.

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
November 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 2	Significant Accounting Policies (continued)

	f)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Note 3	Other Assets

	Cost	Accumulated	Net Book Value	Net Book Value
		Depreciation	November 30, 2007	February 2007
Office equipment	$3,629	$1,935	$1,695	$2,239
Computer equipment	1,433	1,312	121	447

	$5,062	$3,247	$1,816	$2,686

Note 4	Website Development

	Cost	Accumulated	Net Book Value	Net Book Value
		Amortization	November 30, 2007	February 2007
Website development	$12,591	$7,345	$5,246	$8,394

	$12,591	$7,345	$5,246	$8,394

F-7 (Continued)

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2007
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

Depletion for the nine months ended November 30, 2007 was $1,400.

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
November 30, 2007
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

The Company entered into a settlement agreement and mutual release dated January 31, 2007 whereby the Company agreed to assign its interest in all Corsicana projects back to JMT Resources and Rife Energy Operating Inc. for a total consideration of $308,185.

F-9 Continued

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2007
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

On February 28, 2007 another extension was granted by way of a new promissory note, with an extended due date to October 31, 2007, which bears interest at 10% per annum and is secured by a general security agreement. As part of the extension, the Company agreed to issue 250,000 common shares to the seller, free and clear of all liens and encumbrances. If the Company duly observes and performs all of the Company’s covenants, one-half of the common stock issued (125,000 shares) shall be returned to the Company by the seller.

On October 31, 2007 a further extension was granted, with an extended due date to February 28, 2008.

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

In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,594,760 due on demand, interest compounded annually at 4% and $550,000 at 10%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,944,760 are not secured, and have no defined terms of repayment. Promissory notes of $250,000 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the oil and gas properties. Interest of $74,891 has been accrued in the November 30, 2007 financial statements.

F-10 Continued

QUANTUM ENERGY, INC.
(formerly Boomers’ Cultural Development Inc.)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 7	Common Stock

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. The Company also issued 250,000 shares in the capital stock of the Company as a collateral interest against a promissory note issued by the Company.

Note 8	Well Equipment

		Accumulated	Net Book Value	Net Book Value
	Cost	Depreciation	November 30, 2007	February 28, 2007
Well equipment	$127,998	$44,799	$83,199	$102,398

ITEM 2. MANAGEMENT’S DISCUSSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
Quantum Energy Inc. (referred to as “Quantum” or the “Company”) was incorporated on February 5, 2004, in the State of Nevada. The Company's principal executive offices now are located at 260 – 7250 NW Expressway, Oklahoma City, OK 73132. The Company’s telephone number is 405-728-3800.

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

Financial Condition and Results of Operations

For the three and nine-month periods ended November 30, 2007, the Company received revenue of $9,952 and $95,369 respectively from production of oil and gas from the Barnett Shale properties, as compared to $35,362 and $46,241 in revenue for the three and nine-month periods ended November 30, 2006.

For the three and nine-month period ended November 30, 2007, the Company had a net loss of approximately $72,572 and $163,567 respectively, as compared to a net loss of $480,065 and $634,751 respectively, for the three and nine-month period ended November 30, 2006, a decrease of approximately 85% and 74%, respectively.

This decrease in the net loss was the result of additional oil and gas revenues reported during the second quarter, as well as a decrease in general and administrative expenses, as compared to this same period one year ago. General and administrative expenses totaled $5,169 and $10,471 for the three and nine months ended November 30, 2007, respectively, compared to $19,101 and $21,101 for the three and nine months ended November 30, 2006, respectively. This was the result of an decrease in legal and accounting fees incurred by the Company during this quarter.

Liquidity and Capital Resources

For the nine-month period ended November 30, 2007, the Company had cash of $64,570 compared to cash of $50,625 for the nine-month period ended November 30, 2006, an increase of approximately 28%. The increase is due to $308,185 received June 4, 2007 for assets sold in the prior year.

2

For the nine-month period ended November 30, 2007, the Company had a working capital deficit of $2,147,670, which was substantially similar to the working capital deficit of $2,154,434 for the nine-month period ended November 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to management, including the Company’s principal executive and principal financial officers (whom the Company refers to in this periodic report as its Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officers, the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2007, pursuant to

3

Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company’s Certifying Officers concluded that, as of November 30, 2007, the Company’s disclosure controls and procedures were effective.

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 5. OTHER INFORMATION

On December 1, 2007, the Board appointed Mr. Richard Porterfield to the position of President, Secretary and member of the Board of Directors of the Corporation.

On December 1, 2007, the Board accepted the resignations of Shane Lowry as President, Chief Executive Officer and a Director of the Corporation. The resignations of Mr. Lowry was not as a result of any disagreement with the Company on any matters relating to the Company's operations, policies, or practices.

Mr. Porterfield has been in the geological community since 1978 providing his services as a geologist and successful manager. His experiences have ranged from establishing and managing of the geo-science companies to providing services as a consulting geologist for various oil and gas companies. Mr. Porterfield worked as geologist for HOKO, Inc., OKC, OK & Braden Companies in Edmond from 2002 through to 2007 and Oak Hills Energy in Ada, Oklahoma in 1997 and 1998. During 2001 and 2002 he was a geologist and a drilling forman for Young Resources, Inc. in Ft. Worth, Texas. He established and successfully managed a few of his own companies – Graphics Logging Systems, LLC in 1998-2001 and Technical Well Logging Services in Edmond, Oklahoma, which he successfully run from 1978 until 1997. Mr. Porterfield's management skills and industry network are imperative for a junior company as Quantum.

Since the change in management, the location of the Company’s offices have changed as well. The Company has changed its address from 29 – 3800 Pinnacle Way, Gallaghers Canyon, Kelowna, British Columbia, Canada, V1W 3Z8 to 260 – 7250 NW Expressway, Oklahoma City, OK 73132. The phone number has been also changed from 250 – 809 -9185 to 405-728-3800 .

ITEM 6. EXHIBITS

Exhibit Number*	Description of Exhibit	Location
Item 3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Incorporated by reference from the Registration Statement Amendment 2 on Form SB-2 filed October 26, 2004, SEC File No. 333-118138.

4

3.2	Bylaws, as amended	Incorporated by reference from the Registration Statement Amendment 2 on Form SB-2 filed October 26, 2004, SEC File No. 333-118138.
3.3	Articles of Amendment	Incorporated by reference from 10-KSB annual report filed on June 14, 2006, SEC File No. 333- 118138.
Item 10	Material Contracts
10.12	Consulting Agreement between Quantum Energy Inc. and Shane Lowry dated September 15, 2007	This filing
10.13	Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note	This filing
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This filing
Item 32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

___________________
*	The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of January, 2008.

QUANTUM ENERGY INC.

By:	/s/ Richard Porterfield
Richard Porterfield
President

5