Form 10KSB
period 2008-02-29
QUANTUM ENERGY INC.
filed 2008-07-01
CIK 1295961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended: February 29, 2008
or
Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from _______ to _________

Commission File Number: 333-118138

QUANTUM ENERGY INC.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0428608 (I.R.S. Employer Identification No.)

7250 N.W. Expressway, Suite 260 Oklahoma City, Oklahoma (Address of Principal Executive Offices)	73132 (Zip Code)
405/728-3800 Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Issuer’s revenues for the fiscal year ended February 29, 2008: $109,248

On June 27, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $5,471,730, at a price of $0.11 per share.

Shares of common stock outstanding as of June 27, 2008: 49,743,000

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

FORWARD-LOOKING STATEMENTS

This report, including information included in, or incorporated by reference from future filings by us with the SEC, as well as information contained in written material, press releases and oral statements issued by us or on our behalf, contain, or may contain, certain statements that are “forward-looking statements” within the meaning of federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control. This report modifies and supersedes documents filed by us before this report. In addition, certain information that we file with the SEC in the future will automatically update and supersede information contain in this report. All statements, other than statements of historical fact, included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Forward-looking statements may include statements about our business strategy, reserves, technology, financial strategy, oil and natural gas realized prices, timing and amount of future production of oil and natural gas, the amount, nature and timing of capital expenditures, drilling of wells, competition and government regulations, marketing of oil and natural gas, property acquisitions, costs of developing our properties and conducting other operations, general economic conditions, uncertainty regarding our future operating results and plans, objectives, expectations and intentions contained in this report that are not historical.

All forward-looking statements speak only as of the date of this report, and, except as required by law, we do not intend to update any of these forward-looking statements to reflect changes in events or circumstances that arise after the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Unless the context otherwise requires, all references in this report to “Quantum,” “our,” “us,” “we” and the “Company” refer to Quantum Energy Inc. and its subsidiaries, as a combined entity.

Quantum Energy Inc. is a development stage company engaged in the acquisition and exploration of gas and oil properties. Quantum was incorporated on February 5, 2004, in the State of Nevada. The Company’s principal executive offices now are located at 7250 NW Expressway, suite 260, Oklahoma City, OK. The Company’s telephone number is (405) 728-3800.

Starting in May of 2006, we decided to embark on a new business path in oil and gas exploration and acquisitions. We acquired interests in numerous oil & gas properties in the Barnett Shale area of West Texas.         Our business strategy is to acquire interest in the properties of, and working interests in the production owned by, established oil and gas production companies, whether public or private, in the United States oil producing areas. We believe such opportunities exist in the United States. We also believe that these opportunities have considerable future potential for the development of additional oil reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration.

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily “proven producing and proven undeveloped reserves.” We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

In May 2006, we acquired numerous minor interest ownerships in oil and gas wells in the Barnett shale area of west Texas. We acquired these interests by issuing 1,500,000 restricted shares, the assumption of debt and a $100,000 note payable to KOKO Petroleum, Inc. Since that time, we have received revenues from these working interest ownerships, however during the past several months production from these leases has ceased. At this time these well interests are considered to be non-commercial with the only prospects of creating revenues from these wells is to commence with substantial remedial enhancement programs.

Competition

We operate in a highly competitive environment. We compete with major and independent oil and natural gas companies, many of whom have financial and other resources substantially in excess of those available to us. These competitors may be better positioned to take advantage of industry opportunities and to withstand changes affecting the industry, such as fluctuations in oil and natural gas prices and production, the availability of alternative energy sources and the application of government regulation.

Compliance with Government Regulation

The availability of a ready market for future oil and gas production from possible U.S. assets will depend upon numerous factors beyond our control. These factors may include, amongst others, regulation of oil and natural gas production, regulations governing environmental quality and pollution control, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. These regulations generally are intended to prevent waste of oil and natural gas and control contamination of the environment.

We expect that our sales of crude oil and other hydrocarbon liquids from our future U.S.-based production will not be regulated and will be made at market prices. However, the price we would receive from the sale of these products may be affected by the cost of transporting the products to market via pipeline and marine transport.

Environmental Regulations

Our U.S. assets could be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

Employees

At June 30, 2008, we had 2 part-time employees. We consider our relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate office is currently located at 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132.

On September 1, 2006, we entered into an Asset Purchase Agreement with Nitro Petroleum Incorporated, purchasing oil and gas interests in Texas, USA. In consideration, we issued Nitro an unsecured promissory note for $400,000, which accrues interest and is now in default. We have made payments on this promissory note. However, a balance of $150,000 which is in default. The assets acquired consist of 50% of the working interests in the wells identified below:

1.	10% working interest in Inglish 4 well;
2.	10% working interest in Inglish 5 well;
3.	10% working interest in Inglish D1 well;
4.	10% working interest in Inglish D2 well;
5.	5% working interest in Craig Muncaster 6 well; and
6.	5% working interest in Craig Muncaster 7 well.

The operators of these leases have advised us of their intention to rework the wells and have invited us to participate in our prorated share of the re-work costs. We do not have the necessary cash on hand nor any present prospects for raising the required cash either by equity or debt financing. Accordingly, if we are unable to participate it will concede its interest in these wells.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Common Stock

Our common stock is traded on the OTC Bulletin Board and is quoted under the symbol “QEGYE.OB.” The following quotations were obtained from Yahoo Finance and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in our stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated (as adjusted for stock splits):

High	Low

Fiscal Year ended February 29, 2008:

Quarter ending February 29, 2008	0.27	0.11
Quarter ending November 30, 2007	0.23	0.15
Quarter ended August 31, 2007	0.35	0.15
Quarter ended May 31, 2007	0.37	0.33

Fiscal Year Ended February 28, 2007:

Quarter ending February 28, 2007	0.48	0.33
Quarter ending November 30, 2006	1.80	0.40
Quarter ended August 31, 2006	3.00	1.05
Quarter ended May 31, 2006	3.00	0.45

Holders of the Common Stock

At June 27, 2008, we had 12 stockholders of record.

Dividends

Our dividend policy for holders of common stock is to retain earnings to support the expansion of operations through organic growth or by strategic acquisitions. We have not previously paid any cash dividends, and we do not intend to pay cash dividends in the near future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition and Results of Operations

For the fiscal year ended February 29, 2008, the Company had revenue of $109,248 from production of oil and gas from the Barnett Shale properties, as compared to $73,702 for the fiscal year ended February 28, 2007.

Cost of continued operations for the fiscal year ended February 28, 2007 was $3,879,757, resulting in a net loss for the period of $3,806,055.

Cost of continued operations for the fiscal year ended February 29, 2008 was $595,370, resulting in a net loss for the period of $486,122.

Liquidity and Capital Resources

The Company had cash of $40,823 as of February 29, 2008, compared to cash of $58,316 as of February 28, 2007. The Company had a working capital deficit of $2,269,048 as of February 29, 2008, compared to working capital deficit of $2,008,720 as of February 28, 2007.

The decrease in working capital was substantially due to increased general administrative expenses and expenditures for oil and gas properties incurred by the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of February 29, 2008, pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 29, 2008, our disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of our internal control over financial reporting as of February 29, 2008. Based on that evaluation, management concluded that the design and operations of our internal controls over financial reporting at February 29, 2008 were effective and provided reasonable assurance that the books and records accurately reflected our transactions.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Board of Directors is currently composed of two (2) persons. The term of each director is one-year ending at the 2009 Annual Meeting or until he or she resigns or is succeeded by another qualified director who has been elected. The following is a list of our executive officers and the current members of our Board of Directors, including each member’s age, the year he became a director of the Company and his current position with the Company:

Name	Age	Director Since	Position
Richard Porterfield	62	2007	Director, President and Chief Executive Officer
Sharon Farris	47	2007	Director and Secretary-Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Richard Porterfield

Richard Porterfield was appointed to the position of President and member of the Board of Directors of the Corporation on December 18, 2007 following the resignation of Mr. Shane Lowry.

Mr. Porterfield is a resident of Edmond, Oklahoma and is currently a consulting Geologist for several oil & gas companies. Mr. Porterfield is an Exploratory/Exploitation Geologist and a Geological Field Supervisor. His expertise is in dealing with various aspects of office/field geology and the needs for corporate management and growth. Mr. Porterfield has past experience in the following disciplines: Conventional and Computer Mapping; 3D Interpretation Skills; Well cutting Analysis; Mudding Logging Equipment and Personnel; Wireline Procedures & Log Analysis.

Sharon Farris

Sharon Farris was appointed as our Secretary and to our board of directors on March 1, 2007. Ms. Farris is an Administrative Assistant to our President and has worked in the oil and gas industry for the past several years. She has worked for Buccaneer Energy Corporation and HoCo, Inc. for the past two and a half years, working with the Oklahoma Corporation Commission, Oklahoma Tax Commission, Petroleum Engineers, Geologist, Landowners, and Attorneys, Crude Purchasers as well as various oil field workers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish US with copies of all Section 16(a) forms they file. Forms 3 for Ms. Farris and Mr. Porterfield have yet to be filed and are delinquent as of the date of this report.

Code of Ethics

Our code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the 2006 Annual Report and is incorporated by reference herein. We will provide to any person, without charge, a copy of our Code of Ethics upon receipt of a written request addressed Quantum Energy Inc., Attn: Corporate Secretary, 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132.

Corporate Governance

We do not presently does not have an audit committee of the board of directors due to the early stage of our operations and the fact that we have only recently started to acquire leases and working interests in oil and gas properties. Additionally, our size makes it impractical to implement board committees at this point.

ITEM 10.  EXECUTIVE COMPENSATION

The Executive Officers and Directors have not received any compensation since the date of incorporation of the Company, and no compensation is accrued. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase the Company’s common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2008, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock. As of June 30, 2008, none of our directors or named executive officers owned any shares of our common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On September 1, 2006, we entered into an Asset Purchase Agreement with Nitro Petroleum Incorporated, purchasing oil and gas interests in Texas, USA. In consideration, we issued Nitro an unsecured promissory note for $400,000, which accrues interest and is now in default. We have made payments on this promissory note. However, a balance of $150,000 which is in default. Sharon Farris is a Director and Executive Officer of Nitro Petroleum, Incorporated.

Director Independence

No members of our Board of directors are independent.

ITEM 13.  EXHIBITS

Exhibit Number*	Description of Exhibit
Item 3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation. (Incorporated by reference from the Registration Statement Amendment 2 on Form SB-2 filed October 26, 2004, SEC File No. 333-118138.)
3.2	Bylaws, as amended. (Incorporated by reference from the Registration Statement Amendment 2 on Form SB-2 filed October 26, 2004, SEC File No. 333-118138.)
3.3	Articles of Amendment. (Incorporated by reference from 10-KSB annual report filed on June 14, 2006, SEC File No. 333-118138.)
Item 10	Material Contracts
10.1	Promissory Notes (Incorporated by reference to the Company’s Form 10-KSB filed June 14, 2006)
10.2	Sample Promissory Note; Schedule of Promissory Notes (Incorporated by reference to the Company’s Form 10-QSB filed October 16, 2006)
10.3	Asset Purchase Agreement between Nitro Petroleum Incorporated and Quantum Energy Inc. (Incorporated by reference to the Company’s Form 10-QSB filed October 16, 2006)
10.4	General Security Agreement (Incorporated by reference to the Company’s Form 10-QSB filed January 12, 2007)
10.5	Settlement Agreement and Mutual Release dated January 31, 2007 (Incorporated by reference to the Company’s Form 8-K filed February 28, 2007)
10.6

Extension Agreement 2 dated February 28, 2007 between Nitro Petroleum Incorporated and Quantum Energy Inc. including promissory note (Incorporated by reference to the Company’s Form 10-KSB filed June 12, 2007)

10.7	Promissory Note dated January 12, 2007 in the amount of $25,000.00 (USD) payable to Coach Capital LLC (Incorporated by reference to the Company’s Form 10-KSB filed June 12, 2007)
10.8	Consulting Agreement dated February 28, 2007 between Quantum Energy Inc. and T. Kozub Enterprises Ltd. (Incorporated by reference to the Company’s Form 10-KSB filed June 12, 2007)
10.9	Consulting Agreement between Quantum Energy Inc. and Shane Lowry dated September 15, 2007 (Incorporated by reference to the Company’s Form 10-QSB filed January 22, 2008)
10.10

Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note (Incorporated by reference to the Company’s Form 10-QSB filed January 22, 2008)

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Item 32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Killman, Murrell & Company, P.C., for the fiscal years ended February 29, 2008 and February 28, 2007:

Years Ended February 29 or 28
	2008	2007

Audit Fees (1)	$ 24,557	$ 18,291
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1)  Audit Fees are the aggregate fees billed by the independent auditor for the audit of the consolidated annual financial statements, reviews of interim financial statements, and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Generally, the board of directors approves in advance audit and non-audit services to be provided by our independent auditors. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated preapproval authority to our President for matters that arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that such approvals are reported to the board of directors at its next regularly scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Energy Inc.

By: /s/ Richard Porterfield

Richard Porterfield

President and Chief Executive Officer (acting principal financial officer)

Date: June 30, 2008

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Richard Porterfield Richard Porterfield	Director, President and Chief Executive Officer	June 30, 2008

/s/ Sharon Farris Sharon Farris	Secretary-Treasurer and Director	June 30, 2008

EXHIBIT INDEX

Exhibit Number*	Description of Exhibit	Method of Filing
3.1	Articles of Incorporation	Incorporated herein by reference
3.2	Bylaws, as amended	Incorporated herein by reference
3.3	Articles of Amendment	Incorporated herein by reference
10.1	Promissory Notes	Incorporated herein by reference
10.2	Sample Promissory Notes; Schedule of Promissory Notes	Incorporated herein by reference
10.3	Asset Purchase Agreement between Nitro Petroleum Incorporated and Quantum Energy Inc.	Incorporated herein by reference
10.4	General Security Agreement	Incorporated herein by reference
10.5	Settlement Agreement and Mutual Release dated January 31, 2007	Incorporated herein by reference
10.6	Extension Agreement 2 dated February 28, 2007 between Nitro Petroleum Incorporated and Quantum Energy Inc. including promissory note	Incorporated herein by reference
10.7	Promissory Note dated January 12, 2007 in the amount of $25,000.00 (USD) payable to Coach Capital LLC	Incorporated herein by reference
10.8	Consulting Agreement dated February 28, 2007 between Quantum Energy Inc. and T. Kozub Enterprises Ltd.	Incorporated herein by reference
10.9	Consulting Agreement between Quantum Energy Inc. and Shane Lowry dated September 15, 2007	Incorporated herein by reference
10.10	Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and Quantum Energy Inc. including a promissory note	Incorporated herein by reference
31.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically
32.1	Certification of Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

Quantum Energy Inc.

Audited Financial Statements

And

Report of Independent Registered Public Accounting Firm

Years Ended February 29, 2008 and February 28, 2007

PART I – FINANCIAL INFORMATION

QUANTUM ENERGY INC.

ITEM 1. FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Killman, Murrell & Company, P.C.	F-1

Balance Sheets for the Years Ended

February 29, 2008 and February 28, 2007	F-2

Statements of Operations for the Years Ended

February 29, 2008 and February 28, 2007	F-3
Statements of Stockholders’ (Deficit) for the Years Ended
February 29, 2008 and February 28, 2007	F-4

Statements of Cash Flows for the Years Ended

February 29, 2008 and February 28, 2007	F-5
Notes to the Financial Statements	F-7

Killman, Murrell & Company P.C.

Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 North ‘A’ Street, Building 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quantum Energy Inc.

7250 N.W. Expressway, Suite 260

Oklahoma City, Oklahoma 73132

We have audited the accompanying balance sheets of Quantum Energy Inc. as of February 29, 2008 and February 28, 2007 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 29, 2008. Quantum Energy Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, to financial position of Quantum Energy Inc. as of February 29, 2008 and February 28, 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2008, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Killman, Murrell & Company, P.C.

Odessa, Texas

June 5, 2008

QUANTUM ENERGY INC.

BALANCE SHEETS

(Stated in US Dollars)

	February 29	February 28
ASSETS	2008	2007 (Restated)
Current assets
Cash and cash equivalents	$ 40,823	$ 58,316
Accounts receivable
Trade	-	15,722
Sale of assets	-	308,200
Prepaid expense	2,500	2,500
Total current assets	43,323	384,738
Oil and gas properties
Proved properties, net of accumulated depletion (Note 5)	-	216,240
Well equipment, net of accumulated depreciation (Note 8)	-	-
Total oil and gas properties	-	216,240
Other assets
Other equipment, net of accumulated depreciation of $3,536 (Note 3)	1,526	2,686
Website development, net of accumulated amortization (Note 4)	-	8,394
Total other assets	1,526	11,080
TOTAL ASSETS	$ 44,849	$ 612,058

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 317,611	$ 248,698
Promissory notes payable (Note 6)	1,994,760	2,144,760
Due to related party	-	-
Total current liabilities	2,312,371	2,393,458
Common stock issuance liability (Note 7)	381,250	381,250
Total liabilities	2,693,621	2,774,708

Stockholders’ (deficit)
Common stock, par value $0.0001 per share: 75,000,000 shares authorized; 47,000,000 shares issued and outstanding (Note 7)	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(4,381,685)	(3,895,563)
Total stockholders’ (deficit)	(2,648,772)	(2,162,650)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 44,849	$ 612,058

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY INC.

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Years ended
	February 29	February 28
	2008	2007 (Restated)

Oil and gas revenue	$ 116,422	$ 73,702
Production taxes	(7,174)	-
Total oil and gas revenue	109,248	73,702

Expenses
Lease operating	64,633	23,353
Amortization, depletion and depreciation	225,794	766,448
Management fees	61,200	43,900
Marketing	29,708	29,087
Office and administration	18,035	23,794
Professional fees	81,270	214,797
Total operating expenses	480,640	1,101,379

Net loss before other income (expenses)	(371,392)	(1,027,677)

Other income (expenses)
Interest expense (Note 6)	(115,775)	(478,363)
Currency translation	612	876
Other income	433	9,534
Loss on disposal of assets	-	(2,310,425)
Total other income (expenses)	(114,730)	(2,778,378)

Loss before income taxes	(486,122)	(3,806,055)

Income tax expense (Note 9)	-	-

Net loss	$ (486,122)	$ (3,806,055)

Basic and diluted loss per share	$(0.01)	$(0.08)

Weighted average number of shares outstanding	47,000,000	46,423,000

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the years ended February 29, 2008 and February 28, 2007

(Stated in US Dollars)

	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, February 2006	45,500,000	45,500	40,500	(89,508)	(3,508)

Acquisition of oil and gas properties	1,500,000	1,500	1,645,413	-	1,646,913
Net loss	-	-	-	(3,806,055)	(3,806,055)
Balance, February 28, 2007 (Restated)	47,000,000	$ 47,000	$1,685,913	$(3,895,563)	$(2,162,650)

Net loss	-	-	-	(486,122)	(486,122)
Balance, February 29, 2008	47,000,000	$ 47,000	$1,685,913	$(4,381,685)	$(2,648,772)

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY INC.

STATEMENTS OF CASH FLOWS

For the years ended February 29, 2008 and February 28, 2007

(Stated in US Dollars)

	Years ended
	February 29	February 28
	2008	2007 (Restated)

Operating Activities
Net loss	$ (486,122)	$ (3,806,055)
Adjustments to reconcile net loss to net cash used by operating activities
Loss on sale of oil and gas properties	-	2,310,425
Amortization, depreciation and depletion	225,794	766,448
Interest charge paid in common stock	-	381,250
Changes in operating assets and liabilities
Accounts receivable	15,722	(15,722)
Prepaid expense	-	(2,500)
Accounts payable and accrued liabilities	68,913	143,995

Cash used in operating activities	(175,69)	(222,159)

Investing Activities
Accounts receivable sale of assets	308,200	-
Acquisition of oil and gas properties	-	(819,000)
Acquisition of other assets	-	(11,591)

Cash provided by (used in) investing activities	308,200	(830,591)

Financing Activities
Issuance (payment) of promissory notes payable	(150,000)	1,115,050
Due to related party	-	(5,000)

Cash (used in) provided by financing activities	(150,000)	1,110,050

Increase (decrease) in cash during the year	(17,493)	57,300

Cash, beginning of the year	58,316	1,016

Cash, end of the year	$ 40,823	$ 58,316

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY INC.

STATEMENTS OF CASH FLOWS

For the years ended February 29, 2008 and February 28, 2007

(Stated in US Dollars)

Continued

	Years ended
	February 29	February 28
	2008	2007 (Restated)

Non-cash investing and financing activities
Acquisition of drilling equipment	$ -	$ (127,998)
Acquisition of oil and gas properties	-	(2,648,625)
Issuance of common stock	-	1,500
Issuance of promissory notes payable	-	1,029,710
Accounts payable and accrued expenses	-	100,000
Additional paid-in capital	-	1,645,413
Accounts receivable - sale of assets	-	(308,200)
Disposition of oil and gas properties	-	2,618,625
Loss on sale of oil and gas properties	-	(2,310,425)
	$ -	$ -

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

a)	Organization

Boomers Cultural Development Inc. (“the Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004. On May 18, 2006 the name of the Company was changed from Boomers Cultural Development Inc. to Quantum Energy Inc.

b) Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $4,381,685 since its inception, has a working capital deficiency of $ 2,269,048 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As at February 29, 2008, the Company had no cash equivalents.

QUANTUM ENERGY INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008

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

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income taxes”. Under the assets and liability method of SFAS 109, the deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets apply to taxable income in the years which those temporary differences are expected to be recovered

QUANTUM ENERGY INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

Note 2	Significant Accounting Policies (continued)

g)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

h)	Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

i)	New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.

Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

QUANTUM ENERGY INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

Note 2	Significant Accounting Policies (continued)

i)	New Accounting Standards (continued)

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3	Other Equipment

	Cost	Accumulated Amortization	Net Book Value February 2008	Net Book Value February 2007
Office equipment	$ 3,629	$ 2,116	$ 1,513	$ 2,239
Computer equipment	1,433	1,420	13	447

	$ 5,062	$ 3,536	$ 1,526	$ 2,686

Note 4	Website Development

	Cost	Accumulated Amortization	Net Book Value February 2008	Net Book Value February 2007
Website development	$ 12,591	$ 12,591	$ -	$ 8,394

	$ 12,591	$ 12,591	$ -	$ 8,394

QUANTUM ENERGY INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

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

At February 29, 2008 the Company’s management determined that future development and operating costs on the wells owned would exceed future revenues therefore an adjustment to the carrying values of the oil and gas properties was recognized as additional depletion at February 29, 2008.

Depletion and depreciation for the years ended February 29, 2008 and February 28, 2007 were $216,240 and $760,750 respectively.

Note 6	Promissory Notes Payable

In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,444,760 due on demand, interest compounded annually at 4% and $550,000 at 10%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,594,760 are not secured, and have no defined terms of repayment. Promissory notes of $400,000 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the oil and gas properties. Interest of $209,246 has been accrued in the financial statements.

Note 7	Common Stock

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001.The Company also issued 250,000 shares in the capital stock of the Company as a collateral interest against a promissory note issued by the Company.

QUANTUM ENERGY INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

Note 8	Income Taxes

At February 29, 2008, the Company had a net operating loss carry forward of $486,122 which will begin to expire in 2024. A valuation allowance has been provided for the deferred tax assets as it is uncertain whether the Company will have future taxable income.

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate (34%) to the loss before income taxes is as follows:

	2008	2007
Benefit for income taxes computed using the statutory rate of 34%	$ 165,282	$ 1,294,059
Non-deductible expense	-	-
Change in valuation allowance	(165,282)	(1,294,059)

Provision for income taxes	$ -	$ -

Significant components of the Company’s deferred tax assets were as follows at February 29, 2008 and February 28, 2007.

	2008	2007
Deferred tax assets and liabilities:
Stock issued for expenses	$ (129,625)	$ (129,625)
Tax operating loss carry forward	1,337,683	1,172,401
	1,208,058	1,042,776
Valuation allowance	$ (1,208,058)	$ (1,042,776)

Net deferred tax asset	$ -	$ -

QUANTUM ENERGY INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

Note 9	Supplemental Oil and Gas Information (Unaudited)

Successful Efforts
Capitalized Costs Relating to Oil and Gas Producing Activities at February 29, 2008
Unproved oil and gas properties	$ -
Proved oil and gas properties	849,000
Support equipment and facilities	127,998
976,998
Less accumulated depreciation, depletion, amortization and impairment	(976,998)
Net capitalized costs	$ -

Costs Incurred in Oil and Gas Activities for the Year ended February 28, 2008
Property acquisition costs
Proved	$ -
Unproved	-
Exploration costs	-
Development costs	-
Amortization rate per equivalent barrel of production	$ 109

Results of Operations for Oil and Gas Producing Activities for the Year Ended February 28, 2008
Oil and gas sales net of production taxes	$ 109,248
Gain on sale of oil and gas properties	-
Gain on sale of oil and gas ;eases	-
Production costs	(64,633)
Exploration costs	-
Depreciation, depletion and amortization	(216,240)
(171,625)
Income tax expense	-
Results of operations for oil and gas producing activities (excluding overhead and financing cost)	$ (171,625)

At February 29, 2008, the Company has no oil and gas reserves.

Note 10	Restatement

Subsequent to the year ended February 28, 2007, the Company secured an oil and gas reserve report which reflected future estimated undiscounted net revenues of $442,550 which was less than the carrying value of the oil and gas properties. Since the estimated future net revenues were less than the carrying amount of the oil and gas properties, the Company’s management determined that oil and gas properties were impaired, resulting in a $731, 658 impairment provision which has been reported as additional depletion and depreciation, at February 28, 2007.

QUANTUM ENERGY INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2008

(Stated in US Dollars)

Note 10	Restatement (continued)

The effect on the financial statements of the above described charge is as follows:

	As Previously Reported	Change	As Restated
Balance Sheet
Proved properties	$ 845,500	$ (629,260)	$ 216,240
Well equipment	102,398	(102,398)	-
Retained (deficit)	3,163,905	731,658	3,895,563

Statement of operations
Amortization, depletion and depreciation	34,790	731,658	766,448
Loss before income taxes	3,074,397	731,658	3,806,055
Net loss	3,074,397	731,658	3,806,055
Basic and diluted loss per share	(0.07)	(0.01)	(0.08)