Form 10-Q
period 2008-05-31
QUANTUM ENERGY INC.
filed 2008-07-18
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-118138

Quantum Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0428608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7250 N.W. Expressway, Suite 260

OKLAHOMA CITY, OK, 73132

(Address of principal executive offices)

(405) 728-3800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”) in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐

Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

At July 17, 2008, 49,743,000 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS.

QUANTUM ENERGY INC.

INTERIM BALANCE SHEETS

May 31, 2008

(Stated in US Dollars)

(Unaudited)

	May 31, 2008	February 29, 2008
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$ 22,214	$ 40,823
Prepaid expense	–	2,500
Total Current Assets	22,214	43,323

Other assets
Other equipment, net of accumulated depreciation of $3,730 (Note 3)	1,332	1,526
TOTAL ASSETS	$ 23,546	$ 44,849

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 340,804	$ 317,611
Promissory notes payable (Note 5)	1,994,760	1,994,760
Total Current Liabilities	2,335,564	2,312,371
Common stock issuance liability (Note 6)	381,250	381,250
Total Liabilities	2,716,814	2,693,621

Stockholders’ (deficit)
Common stock, par value $0.0001 per share: 75,000,000 shares authorized; 47,000,000 shares issued and outstanding (Note 6)	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(4,426,181)	(4,381,685)
Total stockholders’ (deficit)	(2,693,268)	(2,648,772)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 23,546	$ 44,849

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY INC.

STATEMENTS OF OPERATIONS

For the three months ended May 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended
	May 31
	2008	2007

Oil and gas revenue	$ –	$ 64,355
Production taxes	–	(3,987)
Total oil and gas revenue	–	60,368

Expenses
Lease operating	–	24,940
Amortization, depletion and depreciation	194	8,039
Management fees	8,800	10,500
Marketing	6,013	9,450
Office and administration	782	3,171
Professional fees	1,800	4,170
Total operating expenses	17,589	60,270

Net income (loss) before other income (expenses)	(17,589)	98

Other income (expenses)
Interest expense (Note 5)	(25,979)	(27,448)
Currency translation	(926)	1,277
Total other income (expenses)	(26,905)	(26,171)

Net loss	$ (44,494)	$ (26,073)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	47,000,000	47,000,000

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY INC.

STATEMENTS OF CASH FLOWS

For the three months ended May 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended
	May 31
	2008	2007

Operating Activities
Net loss	$ (44,494)	$ (26,073)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization, depreciation and depletion	194	8,039
Changes in operating assets and liabilities
Accounts receivable sale of assets	–	308,200
Accounts receivable trade	–	(16,994)
Prepaid expense	2,500	2,500
Accounts payable and accrued liabilities	23,191	13,925

Cash provided (used) in operating activities	(18,609)	289,597

Increase (decrease) in cash during the period	(18,609)	289,597

Cash, beginning of the period	40,823	58,316

Cash, end of the period	$ 22,214	$ 347,913

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1	Basis of Presentation of Interim Financial Statements

While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.’s (“the Company’s”) audited February 29, 2008 annual financial statements.

The results of operations for the three-month period ended May 31, 2008, are not necessarily indicative of the results to be expected for the year ending February 28, 2009.

These unaudited interim financial statements should be read in conjunction with the February 29, 2008 audited financial statements of the Company.

Note 2	Significant Accounting Policies

a)	Organization

Boomers Cultural Development Inc. (“the Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004. On May 18, 2006 the name of the Company was changed from Boomers Cultural Development Inc. to Quantum Energy Inc.

b) Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $4,426,181 since its inception, has a working capital deficiency of $2,313,350 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

QUANTUM ENERGY INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 2	Significant Accounting Policies (continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of May 31, 2008, the Company had no cash equivalents.

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

d)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

e)	Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

QUANTUM ENERGY INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 3	Other Assets

	Cost	Accumulated Amortization	Net Book Value May 31, 2008	Net Book Value February 29, 2008

Office equipment	$ 3,629	$ 2,304	$ 1,325	$ 1,513
Computer equipment	1,433	1,426	7	13

	$ 5,062	$ 3,730	$ 1,332	$ 1,526

Note 4	Oil and Gas Properties

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

As at February 29, 2008 the Company’s management determined that future development and operating costs on the wells owned would exceed future revenues therefore an adjustment to the carrying values of the oil and gas properties was recognized as additional depletion at February 29, 2008.

QUANTUM ENERGY INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 5	Promissory Notes Payable

In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,444,760 due on demand, interest compounded annually at 4% and $550,000 at 10%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,594,760 are not secured, and have no defined terms of repayment. Promissory notes of $400,000 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the oil and gas properties. Interest of $25,979 has been accrued in the financial statements.

Note 6	Common Stock

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001.The Company also issued 250,000 shares in the capital stock of the Company as a collateral interest against a promissory note issued by the Company.

ITEM 2. MANAGEMENT DISCUSSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Unless the context otherwise requires, all preferences to “Quantum,” “our,” “us,” “we” and the “Company” refer to Quantum Energy, Inc. and its subsidiaries, as a combined entity.

We are a development stage company engaged in the acquisition and exploration of gas and oil properties. We were incorporated on February 5, 2004, in the State of Nevada. Our principal executive offices are located at 7250 NW Expressway, suite 260, Oklahoma City, OK. Our telephone number is (405) 728-3800.

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

On September 1, 2006, we entered into an Asset Purchase Agreement with Nitro Petroleum Incorporated, purchasing oil and gas interests in Texas, USA. In consideration, we issued Nitro an unsecured promissory note for $400,000, which accrues interest and is now in default. We have made payments on this promissory note; however, the balance of $150,000 is in default. The assets acquired consist of 50% of the working interests in the wells identified below:

1.	10% working interest in Inglish 4 well;
2.	10% working interest in Inglish 5 well;
3.	10% working interest in Inglish D1 well;
4.	10% working interest in Inglish D2 well;
5.	5% working interest in Craig Muncaster 6 well; and
6.	5% working interest in Craig Muncaster 7 well.

The operators of these leases have advised the Company of their intention to rework the wells and have invited the Company to participate in the Company’s prorated share of the re-work costs. The Company does not have the necessary cash on hand nor any present prospects for raising the required cash either by equity or debt financing. Accordingly if the Company is unable to participate it will concede its interest in these wells.

Financial Condition and Results of Operations

For the first quarter period ended May 31, 2008, we had revenue of nil from production of oil and gas from the Barnett Shale properties, as compared to $60,368 for the three months ended May 31, 2007.

Our cost of continued operations for the first quarter ended May 31, 2008 was $17,589, resulting in a net loss for the period of $41,494.

1

Liquidity and Capital Resources

We had cash of $22,214 as of May 31, 2008, compared to cash of $40,823 as of February 29, 2008. We had a working capital deficit of $2,313,335 as of May 31, 2008, compared to working capital deficit of $2,269,l90 as of February 29, 2008.

The decrease in working capital was substantially due to increased general administrative expenses and expenditures for oil and gas properties incurred by the Company.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business objectives. For these reasons, our auditors stated in their most recent report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern without further financing.

Future Financings

The Company will continue to rely on equity sales of the common shares in order to continue to fund the Company’s business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of May 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of May 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2

PART II

Item 1.  Legal Proceedings.

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1.A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Energy, Inc.

By:	/s/ Richard Porterfield
Richard Porterfield President and Chief Financial Officer

Date: July 18, 2008

INDEX TO EXHBIITS

Exhibit No.	Description of Exhibit	Method of Filing
31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

4