Form 10-Q
period 2008-08-31
QUANTUM ENERGY INC.
filed 2008-10-20
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-118138

Quantum Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0428608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7250 NW Expressway Suite 260

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

Yes ☐    No ☒

At October 20, 2008, 2008, 49,743,000 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS.

QUANTUM ENERGY, INC.

INTERIM BALANCE SHEETS

August 31, 2008

(Stated in US Dollars)

	August 31,	February 29,
	2008	2008
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$ 8,084	$ 40,823
Accounts receivable
Trade	-	-
Sale of assets	-	-
Prepaid expense	-	2,500
Total current assets	8,084	43,323
Other assets
Other equipment, net of accumulated depreciation (Note 3)	1,265	1,526
Total other assets	-	1,526

TOTAL ASSETS	$ 9,349	$ 44,849

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 369,998	$ 317,611
Promissory notes payable (Note 5)	2,017,708	1,994,760
Total current liabilities	2,387,706	2,312,371
Common stock issuance liability (Note 6)	381,250	381,250
Total liabilities	2,768,956	2,693,621

Stockholders’ (deficit)
Common stock, par value $0.001 per share:
75,000,000 shares authorized: 47,000,000
Shares issued and outstanding, respectively	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(4,492,520)	(4,381,685)
Total stockholders’ (deficit)	(2,759,607)	(2,648,772)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 9,349	$ 44,849

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.

INTERIM STATEMENTS OF OPERATIONS

for the six months ended August 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended August 31		Six months ended August 31
	2008	2007	2008	2007

Oil and gas revenue	$ -	$ 21,064	$ -	$ 85,419
Lease operating expenses	-	(8,473)	-	(33,413)
Production taxes	-	(1,259)	-	(5,245)
Net oil and gas revenue	-	11,332	-	46,761

Operating expenses
Amortization, depletion and depreciation	67	7,840	261	15,878
Management fees	7,600	11,100	16,400	21,600
Marketing	3,602	6,039	9,615	16,039
Office and administration	1,324	1,881	2,107	5,302
Professional fees	30,334	19,938	32,135	24,438
Total operating expenses	42,927	46,798	60,518	83,257

Net loss before other income (expenses)	(40,927)	(35,466)	(60,518)	(36,496)

Other items
Interest income	-	193	-	193
Interest expense	(25,947)	(23,795)	(51,925)	(51,243)
Currency translation	2,534	(5,856)	1,608	(3,449)
Total other income (expenses)	(23,413)	(29,458)	(50,317)	(54,499)

Net loss	$ (66,340)	$ (64,924)	$ (110,835)	$ (90,995)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	47,000,000	47,000,000	47,000,000	47,000,000

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended August 31, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended August 31		Six months ended August 31
	2008	2007	2008	2007

Operating activities
Net loss	$ (66,340)	$ (64,924)	$ (110,835)	$ (90,995)
Adjustment to reconcile net loss to net cash used by operating activities
Amortization, depreciation and depletion	67	7,840	261	15,878
Changes in operating assets and liabilities
Accounts receivable trade	-	(11,705)	-	(28,699)
Accounts receivable sale of assets	-	-	-	308,200
Other receivables	-	(193)	-	(193)
Prepaid expenses	-	-	2,500	2,500
Accounts payable and accrued liabilities	29,195	20,622	52,387	31,046
Accounts payable to related party	-	(3,500)

Cash provided by (used in) operating activities	(37,078)	(51,860)	(55,687)	(237,737)

Financing Activities
Notes receivable	-	(25,000)	-	(25,000)
Promissory notes payable	22,948	(150,000)	22,948	(150,000)

Cash provided by (used in) financing activities	22,948	(175,000)	22,948	(175,000)

Increase (decrease) in cash during the period	(14,130)	(226,860)	(32,739)	62,737

Cash, beginning of the period	22,214	347,913	40,823	58,316

Cash, end of the period	$ 8,084	$ 121,053	$ 8,084	$ 121,053

Supplemental disclosure of cash flow information:
Cash paid for income tax purposes	$ -	$ -	$ -	$ -
Cash paid for interest	$ -	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

for the six months ended August 31, 2008

(Stated in US Dollars)

(Unaudited)

	Common Shares		Pain-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, February 2006	45,500,000	$ 45,500	$ 40,500	$ (89,508)	$ (3,508)
Acquisition of oil and gas properties	1,500,000	1,500	1,645,413	-	1,646,913
Net Loss	-	-	-	(3,806,055)	(3,806,055)
Balance, February 2007	45,500,000	47,000	1,685,913	(3,895,563)	(2,162,650)
Net Loss, February 2008	-	-	-	(486,122)	(486,122)
	45,500,000	47,000	1,685,913	(4,381,685)	(2,648,772)
Loss for the period	-	-	-	(110,835)	(110,835)
Balance, August 2008	47,000,000	$47,000	$1,685,913	(4,492,520)	(2,759,607)

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

August 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1	Basis of Presentation of Interim Financial Statements

While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.’s (“the Company’s”) audited February 28, 2008 annual financial statements.

The results of operations for the six-month period ended August 31, 2008, are not necessarily indicative of the results to be expected for the year ending February 28, 2009.

These unaudited interim financial statements should be read in conjunction with the February 28, 2008 audited financial statements of the Company.

Note 2	Nature and Continuance of Operations

a)	Organization

Boomers Cultural Development Inc. (“the Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004. On May 18, 2006, the name of the Company was changed from Boomers Cultural Development Inc. to Quantum Energy, Inc.

b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $4,492,520 since its inception, has a working capital deficiency of $2,379,622 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

August 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 2	Significant Accounting Policies

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of August 31, 2008, the Company had no cash equivalents.

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

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

August 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 3	Other Assets

	Cost	Accumulated Depreciation	Net Book Value August 31, 2008	Net Book Value February 29, 2008
Office equipment	$3,629	$2,364	$1,265	$1,513
Computer equipment	1,433	1,433	-	13

	$5,062	$3,797	$1,265	$1,526

Note 4	Oil and Gas Properties

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

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

August 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 5	Promissory Notes Payable

In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,444,760 due on demand, interest compounded annually at 4% and $550,000 at 10%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,617,708 are not secured, and have no defined terms of repayment. Promissory notes of $400,000 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the oil and gas properties. Interest of $51,626 has been accrued in the financial statements.

Note 6	Common Stock

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. The Company also issued 250,000 shares in the capital stock of the Company as a collateral interest against a promissory note issued by the Company.

SEE ACCOMPANYING NOTES

ITEM 2. MANAGEMENT DISCUSSSION AND ANALYSIS OR PLAN OF OPERATION

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

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily "proven producing and proven undeveloped reserves." We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

Results Of Operations

Six months ended August 31, 2008 compared to six months ended August 31, 2007

Revenues for the six months ended August 31, 2008 were $nil as compared to revenues of $46,761 for the six months ended August 31, 2007.

For the six months ended August 31, 2008, operating expenses totaled $60,518 as compared to operating expenses of $83,257 for the six months ended August 31, 2007. This was a decrease of $22,739 or 27%. This decrease was primarily due to a decrease in administrative costs incurred by the Company.

Interest expense for the six months ended August 31, 2008 was $51,925 as compared to interest expenses of $51,243 for the six months ended August 31, 2007. This was an increase of $682, due from an increase in borrowed funds.

The net loss for the six months ended August 31, 2008 was $110,835 as compared to $90,995 for the six months ended August 31, 2007. The decrease in profitability for the six months ended August 31, 2008 was due to the lack of revenues.

Liquidity and Capital Resources

We had total current assets as of August 31, 2008 of $8,084 as compared to $43,323 as of August 31, 2007, all in cash. Additionally, we had a shareholders deficiency in the amount of $2,759,607 as of August 31, 2008 as compared to $2,648,772 as of August 31, 2007, a direct result of the Company not obtaining sufficient revenues.

The Company had a negative cash flow of $55,687 from operating activities for the six months ended August 31, 2008, as compared to $237,737 for the six months ended August 31, 2007, a decrease in cash outflow of approximately 77%.

Cash inflow from financing activities was $22,948 the six months ended August 31, 2008 as compared to cash outflow of $175,000 for the six months ended August 31, 2007 attributable to the increased financing.

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Companies ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception for the six months ended August 31, 2008. The Company is presently operating at an ongoing deficit.

The Company has not attained profitable operations and will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the anticipated investigation to identify and purchase new mineral properties worthy of exploration or any other business opportunities that may become available to it. The Company anticipates that additional funding will be required in the form of equity financing from the sale of common stock. However, the Company cannot provide investors with any assurance that sufficient funding from the sale of common stock to fund the purchase and the development of any future projects can be obtained. The Company believes that debt financing will not be an alternative for funding future corporate programs. The Company does not have any arrangements in place for any future equity financings.

As of August 31, 2008 the Company had a working capital deficiency of $2,379,622 as compared to $2,269,048 as of August 31, 2007. A major portion of debt is attributed to payments made for mineral properties, and operating deficiency.

At August 31, 2008 there was no bank debt.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company does not anticipate the adoption of SFAS No. 157 will have a material impact on the Company’s financial statements.

SFAS 155, Accounting for certain Hybrid Financial Instruments and SFAS 156, Accounting for servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB statement No 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This (Expressed in U.S. Dollars) Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not anticipate the adoption of SFAS No. 108 will have a material impact on the Company’s financial statements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations are discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of August 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of August 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1.A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

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

Date: October 20, 2008