Form 10-Q
period 2008-11-30
QUANTUM ENERGY INC.
filed 2009-01-14
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Yes ☒    No ☐

At January 13, 2009 49,743,000 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS.

QUANTUM ENERGY, INC.

INTERIM BALANCE SHEETS

November 30, 2008

(Stated in US Dollars)

	November 30,	February 29,
	2008	2008
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$ 2,364	$ 40,823
Prepaid expense	-	2,500
Total current assets	2,364	43,323
Other assets
Other equipment, net of accumulated depreciation (Note 3)	969	1,526
Total other assets	969	1,526

TOTAL ASSETS	$ 3,333	$ 44,849

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 393,971	$ 317,611
Promissory notes payable (Note 5)	2,017,708	1,994,760
Due to related party	7,950	-
Total current liabilities	2,419,629	2,312,371
Common stock issuance liability (Note 6)	381,250	381,250
Total liabilities	2,800,879	2,693,621

Stockholders’ (deficit)
Common stock, par value $0.001 per share:
75,000,000 shares authorized: 47,000,000
Shares issued and outstanding, respectively	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(4,530,459)	(4,381,685)
Total stockholders’ (deficit)	(2,797,546)	(2,648,772)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 3,333	$ 44,849

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended November 30, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Three months ended November 30		Nine months ended November 30
	2008	2007	2008	2007

Oil and gas revenue	$ -	$ 9,952	$ -	$ 95,369
Lease operating expenses	-	-	-	(33,411)
Production taxes	-	-	-	(5,245)
Net oil and gas revenue	-	9,952	-	56,713

Operating expenses
Amortization, depletion and depreciation	296	8,739	557	24,617
Management fees	7,500	22,800	23,900	44,400
Marketing	427	7,811	9,043	23,850
Office and administration	386	5,169	2,492	10,471
Professional fees	12,496	13,182	41,130	37,620
Total operating expenses	21,105	57,701	77,122	140,958

Net loss before other income (expenses)	(21,105)	(47,749)	(77,122)	(84,245)

Other items
Interest income	-	240	-	433
Interest expense	(25,963)	(23,648)	(77,877)	(74,891)
Currency translation	4,619	(1,415)	6,227	(4,864)
Total other income (expenses)	(21,344)	(24,823)	(71,650)	(79,322)

Net loss	$ (42,449)	$ (72,572)	$ (148,772)	$ (163,567)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	47,000,000	47,000,000	47,000,000	47,000,000

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended November 30, 2008 and 2007

(Stated in US Dollars)

(Unaudited)

	Nine months ended November 30
	2008	2007

Operating activities
Net loss	$ (148,772)	$ (163,567)
Adjustment to reconcile net loss to net cash used by operating activities
Amortization, depreciation and depletion	557	24,617
Changes in operating assets and liabilities
Accounts receivable trade	-	(19,784)
Accounts receivable sale of assets	-	308,200
Prepaid expenses	2,500	2,500
Accounts payable and accrued liabilities	76,358	54,288
Related party payable	7,950	-

Cash provided by (used in) operating activities	(61,407)	206,254

Financing Activities
Promissory notes payable	22,948	(200,000)

Cash provided by (used in) financing activities	22,948	(200,000)

Increase (decrease) in cash during the period	(38,459)	6,254

Cash, beginning of the period	40,823	58,316

Cash, end of the period	$ 2,364	$ 64,570

Supplemental disclosure of cash flow information:
Cash paid for income tax purposes	$ -	$ -
Cash paid for interest	$ -	$ -

QUANTUM ENERGY, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

(Stated in US Dollars)

(Unaudited)

	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance, February 2007	45,500,000	$ 47,000	$ 1,685,913	$ (3,895,563)	$ (2,162,650)
Net Loss, February 2008	-	-	-	(486,124)	(486,124)
	45,500,000	47,000	1,685,913	(4,381,687)	(2,648,774)
Loss for the period	-	-	-	(148,772)	(148,772)
Balance, November 2008	47,000,000	$ 47,000	$ 1,685,913	$ (4,530,459)	$ (2,797,546)

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2008

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

The results of operations for the nine-month period ended November 30, 2008, are not necessarily indicative of the results to be expected for the year ending February 28, 2009.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of ($4,530,459) since its inception, has a working capital deficiency of $2,417,265 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 2	Significant Accounting Policies

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of November 30, 2008, the Company had no cash equivalents.

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

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 3	Other Assets

	Cost	Accumulated Depreciation	Net Book Value November 30, 2008	Net Book Value February 29, 2008

Office equipment	$ 3,629	$ 2,660	$ 969	$ 1,513
Computer equipment	1,433	1,433	-	13

	$ 5,062	$ 4,093	$ 969	$ 1,526

Note 4	Oil and Gas Properties

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

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2008

(Stated in US Dollars)

(Unaudited)

Note 5	Promissory Notes Payable

In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,594,760 due on demand, interest compounded annually at 4% and $422,948 at 10%. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,767,708 are not secured, and have no defined terms of repayment. Promissory notes of $250,000 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the oil and gas properties. Interest of $77,843 has been accrued in the financial statements.

A related party loaned the Company $7,950 during the third quarter of the year.

Note 6	Common Stock

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. The Company also issued 250,000 shares in the capital stock of the Company as a collateral interest against a promissory note issued by the Company.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results Of Operations

Three months ended November 30, 2008 compared to three months ended November 30, 2007

Revenues for the three months ended November 30, 2008 were $nil as compared to revenues of $9,950 for the three months ended November 30, 2007.

For the three months ended November 30, 2008, operating expenses totaled $16,575 as compared to operating expenses of $57,700 for the three months ended November 30, 2007. This was a decrease of $41,125 or 77%. This decrease was primarily due to a decrease in management and administrative costs incurred by the Company.

Interest expense for the three months ended November 30, 2008 was $25,982 as compared to interest expenses of $23,648 for the three months ended November 30, 2007. This was an increase of $2,334, due from an increase in borrowed funds.

The net loss for the three months ended November 30, 2008 was $37,938 as compared to $72,573 for the three months ended November 30, 2007, a decrease of $34,635 or 48%. The decrease in losses for the three months ended November 30, 2008 was due to the decrease in operating expenses.

Nine months ended November 30, 2008 compared to nine months ended November 30, 2007

Revenues for the nine months ended November 30, 2008 were $nil as compared to revenues of $56,713 for the nine months ended November 30, 2007.

For the nine months ended November 30, 2008, operating expenses totaled $77,122 as compared to operating expenses of $140,958 for the nine months ended November 30, 2007. This was a decrease of $63,836 or 45%. This decrease was primarily due to a decrease in management and administrative costs incurred by the Company.

Interest expense for the nine months ended November 30, 2008 was $77,877 as compared to interest expenses of $74,891 for the nine months ended November 30, 2007. This was an increase of $2,986, due from an increase in borrowed funds.

The net loss for the nine months ended November 30, 2008 was $148,772 as compared to $163,567 for the nine months ended November 30, 2007. The decrease in losses for the nine months ended November 30, 2008 was due to the decrease in operating expenses.

Liquidity and Capital Resources

We had total current assets as of November 30, 2008 of $2,364 as compared to $43,323 as of February 29, 2008, all in cash. Additionally, we had a shareholders deficiency in the amount of $2,797,546 as of November 30, 2008 as compared to $2,648,772 as of February 29, 2008, a direct result of the Company not obtaining sufficient revenues.

The Company had a negative cash flow of $61,407 from operating activities for the nine months ended November 30, 2008, as compared to a positive cash flow of $206,254 for the nine months ended November 30, 2007, a decrease in cash outflow of approximately 130%.

Cash inflow from financing activities was $22,948 the nine months ended November 30, 2008 as compared to cash outflow of $200,000 for the nine months ended November 30, 2007 attributable to the increased financing.

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Companies ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception and for the nine months ended November 30, 2008. The Company is presently operating at an ongoing deficit.

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

As of November 30, 2008 the Company had a working capital deficiency of $2,417,265 as compared to $2,308,048 as of February 29, 2008. A major portion of debt is attributed to payments made for mineral properties, and operating deficiency.

At November 30, 2008 there was no bank debt.

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

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of November 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of November 30, 2008, our disclosure controls and procedures were effective.

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

Quantum Energy, Inc.

By:	/s/ Richard Porterfield
Richard Porterfield President and Chief Financial Officer

Date: January 14, 2009

EXHBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically