Form 10-K
period 2009-02-28
QUANTUM ENERGY INC.
filed 2009-06-12
CIK 1295961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-118138

Quantum Energy, Inc.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0428608 (I.R.S. Employer Identification No.)

7250 N.W. Expressway Oklahoma City, Oklahoma (Address of principal executive offices)	73132 (Zip Code)

Registrant's telephone number, including area code: (405) 728-3800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 31, 2008 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $5,170,000 (based upon the closing price of the registrant’s common stock as reported by the OTC Bulletin Board on August 31, 2008).

As of June 12, 2009, there were 47,000,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

All forward-looking statements speak only as of the date of this report, and, except as required by law, we do not intend to update any of these forward-looking statements to reflect changes in events or circumstances that arise after the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1.  BUSINESS

Unless the context otherwise requires, all references in this report to “Quantum,” “our,” “us,” “we” and the “Company”) refer to Quantum Energy, Inc. and its subsidiaries, as a combined entity.

Quantum Energy Inc. is a development stage company engaged in the acquisition and exploration of gas and oil properties. Quantum was incorporated on February 5, 2004, in the State of Nevada.  The Company's principal executive offices now are located at 7250 NW Expressway, suite 260, Oklahoma City, OK. The Company’s telephone number is (405) 728-3800.

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

Employees

At June 12, 2009, we had 2 part-time employees. We consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate office is currently located at 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low

Fiscal Year Ended February 28, 2009:
Quarter ending February 28, 2009	0.02	0.01
Quarter ending November 30, 2008	0.11	0.01
Quarter ended August 31, 2008	0.17	0.09
Quarter ended May 31, 2008	0.17	0.12

Fiscal Year ended February 29, 2008:
Quarter ending February 29, 2008	0.27	0.11
Quarter ending November 30, 2007	0.23	0.15
Quarter ended August 31, 2007	0.35	0.15
Quarter ended May 31, 2007	0.37	0.33

Holders of the Common Stock

At the date of this report, we had 24 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results Of Operations

Year ended February 28, 2009 compared to year ended February 29, 2008

Revenues for the year ended February 28, 2009 were $nil as compared to revenues of $109,248 for the year ended February 29, 2008.

For the year ended February 28, 2009, operating expenses totaled $104,218 as compared to operating expenses of $480,640 for the year ended February 29, 2008. This was a decrease of $376,422 or 78%. This decrease was primarily due to a decrease in amortization, depletion and depreciation expense and administrative costs incurred by the Company.

Interest expense for the year ended February 28, 2009 was $500,133 as compared to interest expenses of $115,775 for the year ended February 29, 2008. This was an increase of $384,378. The majority of the increase which was $381,250 of imputed interest calculated on 125,000 of our shares to be issued to Nitro Petroleum Incorporated on the concession of our interest in certain oil and gas interests from an Asset Purchase Agreement with Nitro Petroleum Incorporated dated September 1, 2006.

The net loss for the year ended February 28, 2009 was $592,245 as compared to $486,122 for the year ended February 29, 2008. The increase in losses for the year ended February 28, 2009 was due to the increase in interest expense.

Liquidity and Capital Resources

Total current assets as of February 28, 2009 were $1,036 as compared to $43,323 as of February 29, 2008, all in cash. Additionally, a shareholders deficiency in the amount of $3,241,019 as of February 29, 2008 as compared to $2,648,774 as of February 29, 2008, a direct result of the Company not obtaining sufficient revenues.

We had a negative cash flow of $82,985 from operating activities for the year ended February 28, 2009, as compared to a negative cash flow of $175,693 for the year ended February 29, 2008, a decrease in cash outflow of approximately 52%.

Cash inflow from financing activities was $43,198 the year ended February 28, 2009 as compared to cash outflow of $150,000 for the year ended February 29, 2008 attributable to the repayment of financing.

As of February 28, 2009, we had a working capital deficiency of $2,479,306 as compared to $2,269,050 as of February 29, 2008. A major portion of debt is attributed to payments made for mineral properties, and operating deficiency.

At February 28, 2009, there was no bank debt.

Going Concern

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

We have not realized any income since inception and for the year ended February 28, 2009. We are presently operating at an ongoing deficit.

We have not attained profitable operations and will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the anticipated investigation to identify and purchase new mineral properties worthy of exploration or any other business opportunities that may become available to us. We anticipate that additional funding will be required in the form of equity financing from the sale of common stock. However, we cannot provide investors with any assurance that sufficient funding from the sale of common stock to fund the purchase and the development of any future projects can be obtained. We believe that debt financing will not be an alternative for funding future corporate programs. We do not have any arrangements in place for any future equity financings.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of February 28, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 28, 2009, our disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of February 28, 2009. Based on that evaluation, management concluded that the design and operations of our internal controls over financial reporting at February 28, 2009were effective and provided reasonable assurance that the books and records accurately reflected our transactions.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of one person: Sharon Farris. Ms. Farris, age 48, has been a director since 2007 and also serves as our President, acting Chief Financial Officer and Secretary.

Sharon Farris

Sharon Farris was appointed as our Secretary and to our board of directors on March 1, 2007. On January 14, 2009, Ms. Farris was appointed as our President. Ms. Farris has worked in the oil and gas industry for the past several years. She has worked for Buccaneer Energy Corporation and HoCo, Inc. for the past two and a half years, working with the Oklahoma Corporation Commission, Oklahoma Tax Commission, Petroleum Engineers, Geologist, Landowners, and Attorneys, Crude Purchasers as well as various oil field workers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish US with copies of all Section 16(a) forms they file. A Form 3 for Ms. Farris has yet to be filed and are delinquent as of the date of this report.

Code of Ethics

Our code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the 2006 Annual Report and is incorporated by reference herein. We will provide to any person, without charge, a copy of our Code of Ethics upon receipt of a written request addressed Quantum Energy, Inc., Attn: Corporate Secretary, 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132.

Corporate Governance

We do not presently does not have an audit committee of the board of directors due to the early stage of our operations and the fact that we have only recently started to acquire leases and working interests in oil and gas properties. Additionally, our size makes it impractical to implement board committees at this point.

ITEM 11.  EXECUTIVE COMPENSATION.

Our directors and executive officers received no compensation during the last three fiscal years and no compensation has accrued. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 12, 2009, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock. As of June 12, 2009, none of our directors or named executive officers owned any shares of our common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

No members of our Board of directors are independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Killman, Murrell & Company, P.C., for the fiscal years ended February 28, 2009 and February 29, 2008:

Years Ended February 29 or 28
	2009	2008

Audit Fees (1)	$ 38,644	$ 24,557
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Quantum Energy, Inc.

By: /s/ Sharon Farris

Sharon Farris

President and Chief Executive Officer (acting principal financial officer)

Date: June 12, 2009

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Sharon Farris Sharon Farris	Director	June 12, 2009

INDEX TO EXHBIITS

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference
3.2	Bylaws, as amended	Incorporated by reference
3.3	Articles of Amendment	Incorporated by reference
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

Quantum Energy, Inc.

Audited Financial Statements

And

Report of Independent Registered Public Accounting Firm

Years Ended February 28, 2009 and February 29, 2008

PART I – FINANCIAL INFORMATION

QUANTUM ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms
Killman, Murrell & Company, P.C.	F-2
Balance Sheets for the Years Ended
February 28, 2009 and February 29, 2008	F-3
Statements of Operations for the Years Ended
February 28, 2009 and February 29, 2008	F-4
Statements of Stockholders’ (Deficit) for the Years Ended
February 28, 2009 and February 29, 2008	F-5
Statements of Cash Flows for the Years Ended
February 28, 2009 and February 29, 2008	F-6
Notes to the Financial Statements	F-7

Killman, Murrell & Company P.C.

Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 North ‘A’ Street, Building 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quantum Energy, Inc.

401 - 1529 West 6th Avenue

Vancouver, British Columbia, Canada V6J 1R1

We have audited the accompanying balance sheets of Quantum Energy, Inc. as of February 28, 2009 and February 29, 2008 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended February 28, 2009. Quantum Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quantum Energy, Inc. as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Quantum Energy, Inc. will continue as a going concern. As described in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.

Odessa, Texas

May 29, 2009

QUANTUM ENERGY, INC.

BALANCE SHEETS

(Stated in US Dollars)

	February 28,	February 29,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$ 1,036	$ 40,823
Prepaid expense	-	2,500
Total current assets	1,036	43,323
Other assets
Other equipment, net of accumulated depreciation of $4,275 in 2009 (Note 3)	787	1,526
Total other assets	787	1,526

TOTAL ASSETS	$ 1,823	$ 44,849

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 442,384	$ 317,613
Promissory notes payable (Note 5)	2,017,708	1,994,760
Due to related party (Note 5)	20,250	-
Total current liabilities	2,480,342	2,312,373
Common stock issuance liability (Note 6)	762,500	381,250
Total liabilities	3,242,842	2,693,623

Stockholders’ (deficit)
Common stock, par value $0.001 per share:
75,000,000 shares authorized: 47,000,000
Shares issued and outstanding, respectively	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(4,973,932)	(4,381,687)
Total stockholders’ (deficit)	(3,241,019)	(2,648,774)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 1,823	$ 44,849

QUANTUM ENERGY, INC.

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Years Ended
	February 28,	February 29,
	2009	2008

Oil and gas revenue	$ -	$ 116,422
Production taxes	-	(7,174)
Net oil and gas revenue	-	109,248

Operating expenses
Lease operating	-	64,633
Amortization, depletion and depreciation	738	225,794
Management fees	42,000	61,200
Marketing	10,042	29,708
Office and administration	2,897	18,035
Professional fees	48,541	81,270
Total operating expenses	104,218	480,640

Net loss before other income (expenses)	(104,218)	(371,392)

Other items
Interest expense	(500,133)	(115,755)
Currency translation	12,106	612
Other income	-	433
Total other income (expenses)	(488,027)	(114,730)

Loss before income taxes	(592,245)	(486,122)

Income tax expense (Note 7)	-	-

Net loss	$ (592,245)	$ (486,122)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	47,000,000	47,000,000

QUANTUM ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	Years Ended
	February 28	February 29
	2009	2008

Operating Activities
Net loss	$ (592,245)	$ (486,122)
Adjustment to reconcile net loss to net cash used by operating activities
Amortization, depreciation and depletion	738	225,794
Interest expense	381,250	-
Changes in operating assets and liabilities
Accounts receivable trade	-	15,722
Prepaid expenses	2,500	-
Accounts payable and accrued liabilities	124,772	68,913

Cash (used in) operating activities	(82,985)	(175,693)

Investing Activities
Accounts receivable sale of assets	-	308,200

Cash provided by investing activities	-	308,200

Financing Activities
Issuance (payment) of promissory notes payable	22,948	(150,000)
Due to related party	20,250	-

Cash provided by (used in) financing activities	43,198	(150,000)

Decrease in cash during the year	(39,787)	(17,493)

Cash, beginning of the year	40,823	58,316

Cash, end of the year	$ 1,036	$ 40,823

Supplemental disclosure of cash flow information:
Cash paid for income tax purposes	$ -	$ -
Cash paid for interest	$ -	$ -

QUANTUM ENERGY, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Years Ended February 28, 2009 and February 29, 2008

(Stated in US Dollars)

	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance, February 28, 2007	45,500,000	$ 47,000	$ 1,685,913	$ (3,895,563)	$ (2,162,650)
Net Loss, February 29, 2008	-	-	-	(486,124)	(486,124)
	45,500,000	47,000	1,685,913	(4,381,687)	(2,648,774)
Net loss	-	-	-	(592,245)	(592,245)
Balance, February 28, 2009	47,000,000	$ 47,000	$ 1,685,913	$ (4,973,932)	$ (3,241,019)

QUANTUM ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

a)	Organization

Boomers Cultural Development Inc. (“the Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004. On May 18, 2006, the name of the Company was changed from Boomers Cultural Development Inc. to Quantum Energy, Inc.

b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2009, the Company had not yet achieved profitable operations, has accumulated losses of ($4,973,932) since its inception, has a working capital deficiency of $2,479,306 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of February 28, 2009, the Company had no cash equivalents

QUANTUM ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

(Stated in US Dollars)

Note 2	Significant Accounting Policies (continued)

b)	Foreign Currency Translation

The Company’s uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52. Transactions in Canadian dollars are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non monetary items at the historical exchange rate;
iii)	revenue and expenses at the average rate in effect during the period.

Gains and losses are recorded in the statement of operations.

c)	Other Equipment

Other equipment is recorded at cost. Depreciation of computer equipment is at a rate of 30% per annum, on a straight-line basis. Depreciation of office equipment is at a rate of 20% per annum, on a straight-line basis.

d)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income taxes”. Under the assets and liability method of SFAS 109, the deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets apply to taxable income in the years which those temporary differences are expected to be recovered.

QUANTUM ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

(Stated in US Dollars)

Note 2	Significant Accounting Policies (continued)

Recent Accounting Pronouncements

On December 12, 2007, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-01 “Accounting for Collaborative Arrangements”. This issue will be effective for the fiscal year beginning January 1, 2009. This pronouncement is not expected to have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 was required on January 1, 2008 for financial assets and liabilities, as well as other assets and liabilities that are carried at fair value on a recurring basis in financial statements. FASB Financial Staff Position No. FAS 157-2 deferred implementation for other non-financial assets and liabilities for one year. Examples of non-financial assets and liabilities are asset retirement obligations and non-financial assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS 157 did not have a material impact on the financial statements.

The Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 141 (Revised 2007) “Business Combinations” (SFAS 141R) in 2007. The revision broadens the application of SFAS 141 to cover all transactions and events in which an entity obtains control over one or more other businesses. This standard requires that transaction costs related to business combinations be expensed rather than be included in the acquisition cost. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this standard will be on the fair value recorded for future business combinations after adoption.

On February 2007, the Financial Accounting Standards Board issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Companies are required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. It does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company has not elected the fair value option for any eligible items.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this standard is not expected to have a material impact on the Company’s financial statements.

QUANTUM ENERGY, INC.

NOTES TO THE FINNCIAL STATEMENTS

February 28, 2009

(Stated in US Dollars)

Note 2	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161), that requires new and expanded disclosures regarding hedging activities. These disclosures include, but are not limited to, a prescribed tabular presentation of derivative data; financial statement presentation of fair values on a gross basis, including those that currently qualify for netting under FASB Interpretation No. 39’ and specific footnote narrative regarding how and why derivatives are used. The disclosures are required in all interim and annual reports. SFAS 161 is effective for fiscal and interim periods beginning after November 15, 2008.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, permitting disclosure of probable and possible reserves, and changes to the pricing used to determine reserves in that companies must use a 12-month average price. The average is calculated using the first-day-of-the-month price for each of the 12 months that make up the reporting period. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption will have on the financial statements.

Note 3	Other Assets

	Cost	Accumulated Depreciation	Net Book Value February 28, 2009	Net Book Value February 29, 2008
Office equipment	$ 3,629	$ 2,842	$ 787	$ 1,513
Computer equipment	1,433	1,433	-	13

	$ 5,062	$ 4,275	$ 787	$ 1,526

Note 4	Oil and Gas Properties

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

QUANTUM ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

(Stated in US Dollars)

Note 4	Oil and Gas Properties (continued)

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

In accordance with the KOKO Purchase Agreement, the Company has accepted financing for $1,594,760 due on demand, interest compounded annually at 4%, $400,000 at 10%, and $22,948 in non-interest bearing notes. At any time the Company may pay off all or any part of the principal that remains unpaid together with applicable interest. Gross promissory notes of $1,767,708 are not secured, and have no defined terms of repayment. Promissory notes of $250,000 are secured, by way of 250,000 shares in the capital stock of the Company and a collateral interest in the oil and gas properties. Interest of $118,770 has been accrued in the financial statements.

A related party loaned the Company $20,250 during the year ending February 28, 2009.

Note 6	Common Stock

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. The Company also agreed to issue 250,000 shares in the capital stock of the Company as a collateral interest against a promissory note issued by the Company.

Note 7	Income Taxes

At February 28, 2009, the Company had a net operating loss carry forward of $4,907,857 which will begin to expire in 2025. A valuation allowance has been provided for the deferred tax assets as it is uncertain whether the Company will have future taxable income.

QUANTUM ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2009

(Stated in US Dollars)

Note 7	Income Taxes – (continued)

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate (34%) to the loss before income taxes is as follows:

	2009	2008
Benefit for income taxes computed using the statutory rate of 34%	$ 201,363	$ 165,282
Non-deductible expense	-	-
Change in valuation allowance	(201,363)	(165,282)

Provision for income taxes	$ -	$ -

Significant components of the Company’s deferred tax assets were as follows at February 28, 2009 and February 29, 2008.

	2009	2008
Deferred tax assets and liabilities:
Stock issued for expenses	$ 259,250	$ 129,625
Tax operating loss carry forward	1,409,421	1,337,683
	1,668,671	1,467,308
Valuation allowance	(1,668,671)	(1,467,308)

Net deferred tax asset	$ -	$ -