Form 10-Q
period 2009-05-31
QUANTUM ENERGY INC.
filed 2009-07-15
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Yes  ☒     No  ☐

At July 14, 2009 there were 47,000,000 shares of the Registrant’s Common Stock outstanding.

ITEM 1. FINANCIAL STATEMENTS.

QUANTUM ENERGY, INC.

INTERIM BALANCE SHEETS

(Stated in US Dollars)

	May 31, 2009 (Unaudited)	February 28, 2009

ASSETS

Current assets
Cash and cash equivalents	$ 645	$ 1,036

Other assets
Other equipment, net of accumulated depreciation of $4,334	728	787

TOTAL ASSETS	$ 1,373	$ 1,823

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 479,594	$ 442,384
Promissory notes payable	2,017,708	2,017,708
Due to related party	20,250	20,250
Total current liabilities	2,517,552	2,480,342
Common stock issuance liability	762,500	762,500
Total liabilities	3,280,052	3,242,842

Stockholders’ (deficit)
Common stock, par value $0.001 per share:
75,000,000 shares authorized: 47,000,000
Shares issued and outstanding, respectively	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(5,011,592)	(4,973,932)
Total stockholders’ (deficit)	(3,278,679)	(3,241,019)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 1,373	$ 1,823

QUANTUM ENERGY, INC.

INTERIM STATEMENTS OF OPERATIONS

For the three months ended May 31, 2009 and 2008

(Stated in US Dollars)

(Unaudited)

	Three months ended
	May 31,
	2009	2008

Net oil and gas revenue	$ -	$ -

Operating expenses
Amortization, depletion and depreciation	59	194
Management fees	3,000	8,800
Marketing	-	6,013
Office and administration	404	782
Professional fees	3,869	1,800
Total operating expenses	7,332	17,589

Net loss before other income (expenses)	(7,332)	(17,589)

Other items
Interest expense	(26,738)	(25,979)
Currency translation	(3,589)	(926)
Total other income (expenses)	(30,327)	(26,905)

Net loss	$ (37,659)	$ (44,494)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	47,000,000	47,000,000

QUANTUM ENERGY, INC.

IMTERIM STATEMENTS OF CASH FLOWS

For the three months ended May 31, 2009 and 2008

(Stated in US Dollars)

(Unaudited)

	Three months ended
	May 31,
	2009	2008

Operating Activities
Net loss	$ (37,659)	$ (44,494)
Adjustment to reconcile net loss to net cash used by operating activities
Amortization, depreciation and depletion	59	194
Changes in operating assets and liabilities
Prepaid expenses	-	2,500
Accounts payable and accrued liabilities	37,209	23,191

Cash (used in) operating activities	(391)	(18,609)

(Decrease) in cash during the period	(391)	(18,609)

Cash, beginning of the period	1,036	40,823

Cash, end of the period	$ 645	$ 22,214

Supplemental disclosure of cash flow information:
Cash paid for income tax purposes	$ -	$ -
Cash paid for interest	$ -	$ -

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2009

(Stated in US Dollars)

(Unaudited)

Note 1	Basis of Presentation of Interim Financial Statements

While the information presented in the accompanying interim three-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.’s (“the Company’s”) audited February 28, 2009 annual financial statements.

The results of operations for the three-month period ended May 31, 2009, are not necessarily indicative of the results to be expected for the year ending February 28, 2010.

These unaudited interim financial statements should be read in conjunction with the February 28, 2009 audited financial statements of the Company.

Note 2	Nature and Continuance of Operations

a)	Organization

Boomers Cultural Development Inc. (“the Company”) was incorporated in the State of Nevada, United States of America, on February 5, 2004. On May 18, 2006, the name of the Company was changed from Boomers Cultural Development Inc. to Quantum Energy, Inc.

b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $5,011,592 since its inception, has a working capital deficiency of $2,516,907 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

May 31, 2009

(Stated in US Dollars)

(Unaudited)

Note 2	Significant Accounting Policies

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of May 31, 2009, the Company had no cash equivalents

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

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

May 31, 2009

(Stated in US Dollars)

(Unaudited)

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51” (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this standard does not have a material impact on the Company’s financial statements.

QUANTUM ENERGY, INC.

NOTES TO THE INTERIM FINNCIAL STATEMENTS

May 31, 2009

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.

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

Barnett Shale Developments; after the initial success of the Barnett Shale leases, the production program in the Barnett Shale area encountered substantial difficulties. Numerous wells throughout this extensive area experienced production difficulties. In addition to the production problems was the severe drop in natural gas prices. All of the wells in which the Company had interests were suspended and all marginal wells have been capped, resulting in the Company abandoning the Company’s interest in the Barnett Shale area

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily "proven producing and proven undeveloped reserves." We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

Results of Operations

Three months ended May 31, 2009 compared to three months ended May 31, 2008

Revenues for the three months ended May 31, 2009 and May 31, 2008 were $nil.

Operating expenses totaled $7,332 for the three months ended May 31, 2009 as compared to operating expenses of $17,589 for the three months ended May 31, 2008. This was a decrease of $10,257 or 58%. This decrease was primarily due to a decrease in management fees and marketing costs incurred by us.

Interest expense for the three months ended May 31, 2009 was $26,738 as compared to interest expenses of $25,979 for the three months ended May 31, 2008. This was an increase of $759 and consistent with the interest calculations computed on funds from the date the funds were received.

The net loss for the three months ended May 31, 2009 was $37,659 as compared to $44,494 for the three months ended May 31, 2008. The decrease in losses for the three months ended May 31, 2009 was due to the decrease in operating expense.

Liquidity and Capital Resources

Total current assets as of May 31, 2009 were $645 as compared to $1,036 as of February 29, 2009, all in cash. Additionally, a shareholders deficiency in the amount of $3,278,679 as of May 31, 2009 as compared to $3,241,019 as of February 28, 2009, a direct result of the Company not obtaining sufficient revenues.

We had a negative cash flow of $391 from operating activities for three months ended May 31, 2009, as compared to a negative cash flow of $18,609 for the three months ended May 31, 2008, a decrease in cash outflow of approximately 97%.

There was no cash inflow from financing activities.

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

As of May 31, 2009, we had a working capital deficiency of $2,516,907 as compared to $2,479,306 as of February 28, 2009. A major portion of debt is attributed to payments made for mineral properties, and operating deficiency.

At May 31, 2009 there was no bank debt.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

We have not attained profitable operations and is dependent upon obtaining financing to pursue its business objectives. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern without further financing.

We may continue to rely on equity sales of the common shares in order to continue to fund the Company’s business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned business activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of May 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of May 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  July 14, 2009

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically