Form 10-Q/A
period 2008-11-30
QUANTUM ENERGY INC.
filed 2009-07-27
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Yes☐     No ☒

At January 13, 2009 49,743,000 shares of the Registrant’s Common Stock were outstanding.

This amendment is being filed to correct an error made on the cover page of the original filing that indicated that Quantum Energy, Inc. is a shell company. Quantum Energy is not a shell company and this amendment has corrected the error on the cover page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

Quantum Energy, Inc.

By:	/s/ Richard Porterfield
Richard Porterfield President and Chief Financial Officer

Date:  July 24, 2009