Form 10-Q
period 2009-08-31
QUANTUM ENERGY INC.
filed 2009-10-15
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009
OR
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
Yes ☐           No ☒

At October 6, 2009 there were 47,000,000 shares of the Registrant’s Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

August 31, 2009

QUANTUM ENERGY, INC.
INTERIM BALANCE SHEETS
 (Stated in US Dollars)

	August 31,	February 28,
	2009	2009
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$ 880	$ 1,036

Other assets
Other equipment, net of accumulated depreciation of $4,393	669	787

TOTAL ASSETS	$ 1,549	$ 1,823

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 519,551	$ 442,384
Promissory notes payable	2,017,708	2,017,708
Due to related party	20,250	20,250
Total current liabilities	2,557,509	2,480,342
Common stock issuance liability	762,500	762,500
Total liabilities	3,320,009	3,242,842

Stockholders’ (deficit)
Common stock, par value $0.001 per share:
75,000,000 shares authorized: 47,000,000
Shares issued and outstanding, respectively	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(5,051,373)	(4,973,932)
Total stockholders’ (deficit)	(3,318,460)	(3,241,019)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 1,549	$ 1,823

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
INTERIM STATEMENTS OF OPERATIONS
For the six months ended August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31		August 31,
	2009	2008	2009	2008

Net oil and gas revenue	$ -	$ -	$ -	$ -

Operating expenses
Amortization, depletion and depreciation	59	67	118	261
Management fees	-	7,600	3,000	16,400
Marketing	-	3,602	-	9,615
Office and administration	375	1,324	779	2,107
Professional fees	10,013	30,334	13,882	32,135
Total operating expenses	10,447	42,927	17,779	60,518

Net loss before other income (expenses)	(10,447)	(42,927)	(17,779)	(60,518)

Other items
Interest expense	(26,738)	(25,947)	(53,476)	(51,925)
Currency translation	(2,597)	2,534	(6,186)	1,608
Total other income (expenses)	(29,335)	(23,413)	(59,662)	(50,317)

Net loss	(39,782)	(66,340)	$ (77,441)	$ (110,835)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	47,000,000	47,000,000	47,000,000	47,000,000

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
IMTERIM STATEMENTS OF CASH FLOWS
For the six months ended August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

	Six months ended
	August 31,
	2009	2008

Operating Activities
Net loss	$ (77,441)	$ (110,835)
Adjustment to reconcile net loss to net cash used by operating activities
Amortization, depreciation and depletion	118	261
Changes in operating assets and liabilities
Prepaid expenses	-	2,500
Accounts payable and accrued liabilities	77,167	52,387

Cash (used in) operating activities	(156)	(55,687)

Financing Activities
Promissory notes payable	-	22,948
Cash provided by financing activities	-	22,948

Decrease in cash during the period	(156)	(32,739)

Cash, beginning of the period	1,036	40,823

Cash, end of the period	$ 880	$ 8,084

Supplemental disclosure of cash flow information:
Cash paid for income tax purposes	$ -	$ -
Cash paid for interest	$ -	$ -

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
STATEMENT OF STOCKHOLDERS’ (DEFICIT)
For the six months ended August 31, 2009
(Stated in US Dollars)
(Unaudited)

	Common Shares		Paid - in	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance, February 28, 2009	47,000,000	47,000	1,685,913	(4,973,932	(3,241,019)

Loss for the period	-	-	-	(77,441)	(77,441)

Balance, August 2009	47,000,000	$ 47,000	$ 1,685,913	(5,051,373)	(3,318,460)

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1                 Basis of Presentation of Interim Financial Statements

While the information presented in the accompanying interim six-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.’s (“the Company’s”) audited February 28, 2009 annual financial statements.

The results of operations for the six-month period ended August 31, 2009, are not necessarily indicative of the results to be expected for the year ending February 28, 2010.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of ($5,051,373) since its inception, has a working capital deficiency of $2,556,629 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
August 31, 2009
 (Stated in US Dollars)
(Unaudited)

Note 2                 Significant Accounting Policies

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of August 31, 2009, the Company had no cash equivalents

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

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At August 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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
August 31, 2009
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
August 31, 2009
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

Results of Operations

Three months ended August 31, 2009 compared to three months ended August 31, 2008

Revenues for the three months ended August 31, 2009 and August 31, 2008 were $nil.

Operating expenses totaled $10,447 for the three months ended August 31, 2009 as compared to operating expenses of $42,927 for the three months ended August 31, 2008. This was a decrease of $32,480 or 76%. This decrease was primarily due to a decrease in management fees, professional fees, office and administration expenses and marketing costs incurred by the Company.

Interest expense for the three months ended August 31, 2009 was $26,738 as compared to interest expenses of $25,947 for the three months ended August 31, 2008. This was an increase of $791 and consistent with the interest calculations computed on funds from the date the funds were received.

The net loss for the three months ended August 31, 2009 was $39,782 as compared to $66,340 for the three months ended August 31, 2008. The decrease in losses for the three months ended August 31, 2009 was due to the decrease in operating expense.

Six months ended August 31, 2009 compared to six months ended August 31, 2008

Revenues for the six months ended August 31, 2009 and August 31, 2008 were $nil.

Operating expenses totaled $17,779 for the six months ended August 31, 2009 as compared to operating expenses of $60,518 for the six months ended August 31, 2008. This was a decrease of $42,739 or 71%. This decrease was primarily due to a decrease in management fees, professional fees, office and administration expenses and marketing costs incurred by the Company.

11

Interest expense for the six months ended August 31, 2009 was $53,746 as compared to interest expenses of $51,925 for the six months ended August 31, 2008. This was an increase of $1,821 and consistent with the interest calculations computed on funds from the date the funds were received.

The net loss for the six months ended August 31, 2009 was $77,441 as compared to $110,835 for the six months ended August 31, 2008. The decrease in losses for the six months ended August 31, 2009 was due to the decrease in operating expense.

Liquidity and Capital Resources

Total current assets as of August 31, 2009 were $880 as compared to $1,036 as of February 29, 2009, all in cash. Additionally, a shareholders deficiency in the amount of $3,318,460 as of August 31, 2009 as compared to $3,241,019 as of February 28, 2009, a direct result of the Company not obtaining sufficient revenues.

The Company had a negative cash flow of $156 from operating activities for six months ended August 31, 2009, as compared to a negative cash flow of $55,687 for the six months ended August 31, 2008, a decrease in cash outflow of approximately 99%.

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

As of August 31, 2009 the Company had a working capital deficiency of $2,556,629 as compared to $2,479,306 as of February 28, 2009. A major portion of debt is attributed to payments made for mineral properties, and operating deficiency.

At August 31, 2009 there was no bank debt.

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

12

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

13

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

Quantum Energy, Inc.

By:
Sharon Farris
President and Chief Executive Officer (acting principal financial officer)

Date:  October __, 2009

14