Form 10-Q
period 2009-11-30
QUANTUM ENERGY INC.
filed 2010-01-13
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009
OR
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
Yes ☐           No ☒

At January 7, 2010 there were 47,000,000 shares of the Registrant’s Common Stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2009

See Accompanying Notes

QUANTUM ENERGY, INC.
INTERIM BALANCE SHEETS
 (Stated in US Dollars)

	November 30,	February 28,
	2009	2009
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$ 828	$ 1,036

Other assets
Other equipment, net of accumulated depreciation of $4,865	197	787

TOTAL ASSETS	$ 1,025	$ 1,823

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 550,831	$ 442,384
Promissory notes payable	2,017,708	2,017,708
Due to related party	20,250	20,250
Total current liabilities	2,588,789	2,480,342
Common stock issuance liability	762,500	762,500
Total liabilities	3,351,289	3,242,842

Stockholders’ (deficit)
Common stock, par value $0.001 per share:
75,000,000 shares authorized: 47,000,000
Shares issued and outstanding, respectively	47,000	47,000
Additional paid-in capital	1,685,913	1,685,913
Retained (deficit)	(5,083,177)	(4,973,932)
Total stockholders’ (deficit)	(3,350,264)	(3,241,019)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 1,025	$ 1,823

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
INTERIM STATEMENTS OF OPERATIONS
For the nine months ended November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008

Net oil and gas revenue	$ -	$ -	$ -	$ -

Operating expenses
Amortization, depletion and depreciation	472	296	591	557
Management fees	-	7,500	3,000	23,900
Marketing	-	427	-	9,043
Office and administration	58	386	836	2,492
Professional fees	2,947	12,496	16,830	41,130
Total operating expenses	3,477	21,105	21,257	77,122

Net loss before other income (expenses)	(3,477)	(21,105)	(21,257)	(77,122)

Other items
Interest expense	(26,447)	(25,953)	(79,923)	(77,877)
Currency translation	(1,879)	4,619	(8,065)	6,227
Total other income (expenses)	(28,326)	(21,334)	(87,988)	(71,650)

Net loss	(31,803)	(42,449)	$ (109,245)	$ (148,772)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	47,000,000	47,000,000	47,000,000	47,000,000

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
IMTERIM STATEMENTS OF CASH FLOWS
For the nine months ended November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

	Nine months ended
	November 30,
	2009	2008

Operating Activities
Net loss	$ (109,245)	$ (148,772)
Adjustment to reconcile net loss to net cash used by operating activities
Amortization, depreciation and depletion	591	557
Changes in operating assets and liabilities
Prepaid expenses	-	2,500
Accounts payable and accrued liabilities	108,446	76,358
Related party payable	-	7,950

Cash (used in) operating activities	(208)	(61,407)

Financing Activities
Promissory notes payable	-	22,948
Cash provided by financing activities	-	22,948

Decrease in cash during the period	(208)	(38,459)

Cash, beginning of the period	1,036	40,823

Cash, end of the period	$ 828	$ 2,364

Supplemental disclosure of cash flow information:
Cash paid for income tax purposes	$ -	$ -
Cash paid for interest	$ -	$ -

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
STATEMENT OF STOCKHOLDERS’ (DEFICIT)
For the nine months ended November 30, 2009
(Stated in US Dollars)
(Unaudited)

	Common Shares		Paid - in	Accumulated
	Number	Par Value	Capital	(Deficit)	Total

Balance, February 28, 2009	47,000,000	47,000	1,685,913	(4,973,932)	(3,241,019)

Loss for the period	-	-	-	(109,245)	(109,245)

Balance, November 30, 2009	47,000,000	$ 47,000	$ 1,685,913	(5,083,177)	(3,350,264)

QUANTUM ENERGY, INC.
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 1                 Basis of Presentation of Interim Financial Statements

While the information presented in the accompanying interim nine-month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.’s (“the Company’s”) audited February 28, 2009 annual financial statements.

The results of operations for the nine-month period ended November 30, 2009, are not necessarily indicative of the results to be expected for the year ending February 28, 2010.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of ($5,083,177) since its inception, has a working capital deficiency of $2,587,961 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
November 30, 2009
 (Stated in US Dollars)
(Unaudited)

Note 2                 Significant Accounting Policies

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Cash and Cash Equivalents

For purposes of the balance sheet and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. As of November 30, 2009, the Company had no cash equivalents

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

In accordance with SFAS No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At November 30, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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
November 30, 2009
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

SEE ACCOMPANYING NOTES

QUANTUM ENERGY, INC.
NOTES TO THE INTERIM FINNCIAL STATEMENTS
November 30, 2009
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

SEE ACCOMPANYING NOTES

ITEM 2. MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Unless the context otherwise requires, all preferences to “Quantum,” “our,” “us,” “we” and the “Company” refer to Quantum Energy, Inc. and its subsidiaries, as a combined entity.

We were incorporated on February 5, 2004, in the State of Nevada.  Our principal executive offices are located at 7250 NW Expressway, Suite 260, Oklahoma City, OK. Our telephone number is (405) 728-3800.

Starting in May of 2006, we decided to embark on a new business path in oil and gas exploration and acquisitions. We acquired interests in numerous oil and gas properties in the Barnett Shale area of West Texas. Our business strategy is to acquire interest in the properties of, and working interests in the production owned by, established oil and gas production companies, whether public or private, in the United States oil producing areas. We believe such opportunities exist in the United States. We also believe that these opportunities have considerable future potential for the development of additional oil reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration.

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

Results of Operations

Three months ended November 30, 2009 compared to three months ended November 30, 2008

Revenues for the three months ended November 30, 2009 and November 30, 2008 were $nil.

Operating expenses totaled $3,447 for the three months ended November 30, 2009 as compared to operating expenses of $21,105 for the three months ended November 30, 2008. This was a decrease of $17,658 or 84%. This decrease was primarily due to a decrease in management fees, professional fees, office and administration expenses and marketing costs incurred by the Company.

Interest expense for the three months ended November 30, 2009 was $26,447 as compared to interest expenses of $25,963 for the three months ended November 30, 2008. This was an increase of $484 and consistent with the interest calculations computed on funds from the date the funds were received.

The net loss for the three months ended November 30, 2009 was $31,803 as compared to $42,449 for the three months ended November 30, 2008. The decrease in losses for the three months ended November 30, 2009 was due to the decrease in operating expenses.

Nine months ended November 30, 2009 compared to nine months ended November 30, 2008

Revenues for the nine months ended November 30, 2009 and November 30, 2008 were $nil.

Operating expenses totaled $21,257 for the nine months ended November 30, 2009 as compared to operating expenses of $77,122 for the nine months ended November 30, 2008. This was a decrease of $55,865 or 72%. This decrease was primarily due to a decrease in management fees, professional fees, office and administration expenses and marketing costs incurred by the Company.

10

Interest expense for the nine months ended November 30, 2009 was $79,923 as compared to interest expenses of $77,877 for the nine months ended November 30, 2008. This was an increase of $2,046 and consistent with the interest calculations computed on funds from the date the funds were received.

The net loss for the nine months ended November 30, 2009 was $109,245 as compared to $148,772 for the nine months ended November 30, 2008. The decrease in losses for the nine months ended November 30, 2009 was due to the decrease in operating expense.

Liquidity and Capital Resources

Total current assets as of November 30, 2009 were $828 as compared to $1,036 as of February 29, 2009, all in cash. Additionally, we had a shareholders’ deficit in the amount of $3,350,264 as of November 30, 2009 as compared to $3,241,019 as of February 28, 2009, a direct result of the Company not obtaining sufficient revenues.

The Company had a negative cash flow of $208 from operating activities for nine months ended November 30, 2009, as compared to a negative cash flow of $61,407 for the nine months ended November 30, 2008, a decrease in cash outflow of approximately 99%. This was the result of a decrease in our net loss for the period, partially offset by an increase in our accounts payable and accrued liabilities.

There was no cash inflow from financing activities.

The on-going negative cash flow from operations raises substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan.

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

As of November 30, 2009 the Company had a working capital deficiency of $2,587,961 as compared to $2,479,306 as of February 28, 2009. A major portion of debt is attributed to payments made for mineral properties, and operating deficiency.

At November 30, 2009 there was no bank debt.

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

11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of November 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of November 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

12

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

Date:  January 13, 2010