Form 10-K
period 2010-02-28
QUANTUM ENERGY INC.
filed 2010-06-09
CIK 1295961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  333-118138

                             Quantum Energy, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                      98-0428608
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

                7250 N.W. Expressway, Oklahoma City, OK  73132
            ---------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code:  (405) 728-3800

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of June 9, 2010 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $235,000 (based upon the closing price of the registrant's common stock as reported by the OTC Bulletin Board on June 9, 2010).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of June 9, 2010, there were 47,000,000 shares of the registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may", "could", "estimate", "intend", "continue", "believe", "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o  inability to fulfill and plan an event for an organization;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Your Event", "the Company", "we", "us", and "our" refer to Your Event, Inc.


                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Quantum Energy, Inc., 7250 N.W. Expressway, Oklahoma City, OK 73132.

                                    PART I


ITEM 1.  BUSINESS

Unless the context otherwise requires, all references in this report to "Quantum," "our," "us," "we" and the "Company") refer to Quantum Energy, Inc. and its subsidiaries, as a combined entity.

Quantum Energy Inc. is engaged in the acquisition and exploration of gas and oil properties. Quantum was incorporated on February 5, 2004, in the State of Nevada. The Company's principal executive offices now are located at 7250 NW Expressway, suite 260, Oklahoma City, OK. The Company's telephone number is
(405) 728-3800.

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


Employees

At June 9, 2010, we had 2 part-time employees. We consider our relations with our employees to be good.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Quantum Energy, Inc. is traded on the OTC Bulletin Board and is quoted under the symbol: QEGY. There has been limited trading of our stock since it was cleared for trading.

(b) Holders of Common Stock

At the date of this report, we had 24 stockholders of record holding a total of 47,000,000 shares of common stock, par value $0.001.


(c) Dividends

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview
--------

Unless the context otherwise requires, all preferences to "Quantum," "our," "us," "we" and the "Company" refer to Quantum Energy, Inc. and its subsidiaries, as a combined entity.

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

Barnett Shale Developments; after the initial success of the Barnett Shale leases, the production program in the Barnett Shale area encountered substantial difficulties. Numerous wells throughout this extensive area experienced production difficulties. In addition to the production problems was the severe drop in natural gas prices. All of the wells in which the Company had interests were suspended and all marginal wells have been capped, resulting in the Company abandoning the Company's interest in the Barnett Shale area.

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily "proven producing and proven undeveloped reserves." We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

Liquidity and Capital Resources

At February 28, 2010 the Company had a working capital deficiency of $2,619,267 as compared to $2,479,306 as at February 28, 2009, The total assets of the Company were $784, consisting of cash compared to total assets of $1,823 at February 28, 2009.

At February 28, 2010 the total current liabilities of the Company increased to $2,620,051 from $2,480,342 at February 28, 2009. This increase in current liabilities was due to loans from accounts payable and accrued interest.

The Company had a negative cash flow of $252 from operating activities for the twelve months ended February 28, 2010 ($82,985 - 2009) a decrease of cash outflow of $$82,733.

Cash inflow from financing activities was $nil for the twelve months ended February 28, 2010 ($43,198 - 2009).


Results of Operations
---------------------

For the twelve (12) months ended February 28, 2010 operating expenses were $42,058 compared to $104,218 for the twelve (12) months ended February 28, 2009. This decrease of was due to a decrease in professional fees, management fees, marketing and office and administration.

The Company posted a net loss of $140,748 for the year ended
February 28, 2010, compared to a net loss of $592,245 for the year ended February 28, 2009.

At February 28, 2010 there was no bank debt.


Off-Balance Sheet Arrangements
------------------------------

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern
-------------

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of February 28, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of February 28, 2010, our disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of February 28, 2009. Based on that evaluation, management concluded that the design and operations of our internal controls over financial reporting at February 28, 2010 were effective and provided reasonable assurance that the books and records accurately reflected our transactions.

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


ITEM 9B.  OTHER INFORMATION.

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of one person: Sharon Farris. Ms. Farris, age 49, has been a director since 2007 and also serves as our President, acting Chief Financial Officer and Secretary.


Sharon Farris
-------------

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 9, 2010, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock. As of June 12, 2009, none of our directors or named executive officers owned any shares of our common stock.


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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Killman, Murrell & Company, P.C., for the fiscal years ended February 28, 2009 and February 29, 2008:


                                         Years Ended February 29 or 28
                                            2010             2009
                                         -----------------------------
Audit Fees (1)                            $  8,505          $ 38,644
Audit-Related Fees                               -                 -
Tax Fees                                         -                 -
All Other Fees                                   -                 -


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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number   Description of Exhibit                 Location
-------  ----------------------                 --------
Item 3   Articles of Incorporation and Bylaws

3.1      Articles of Incorporation              Incorporated by reference
                                                from the Registration
                                                Statement Amendment 2 on
                                                Form SB-2 filed October 26,
                                                2004, SEC File No. 333-118138

3.2      Bylaws, as amended                     Incorporated by reference
                                                from the Registration
                                                Statement Amendment 2 on
                                                Form SB-2 filed October 26,
                                                2004, SEC File No. 333-118138

3.3      Articles of Amendment                  Incorporated by reference
                                                from 10-KSB annual report
                                                filed on June 14, 2006,
                                                SEC File No. 333-118138

Item 31  Rule 13a-14(a)/15d-14(a) Certifications

31.1     Certification of Chief Executive       This filing
         Officer and Chief Financial Officer
         pursuant to 18 U.S.C. Section 1350,
         as adopted pursuant to Section 302
         of the Sarbanes-Oxley Act of 2002

Item 32  Section 1350 Certifications

32.1     Certification of Chief Executive       This filing
         Officer and Chief Financial Officer
         pursuant to 18 U.S.C. Section 1350,
         as adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Quantum Energy, Inc.

By: /s/ Sharon Farris
    -----------------------------------------
        Sharon Farris
        President and Chief Executive Officer
        (acting principal financial officer)

Date: June 9, 2010


Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ Sharon Farris
---------------------
Name:   Sharon Farris
Title:  Director
Date:   June 9, 2010

                          Quantum Energy, Inc.

                       Audited Financial Statements

                                   And

           Report of Independent Registered Public Accounting Firm

                  Years Ended February 28, 2010 and 2009

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Quantum Energy Inc.
7250 N.W. Expressway
Oklahoma City, Oklahoma

We have audited the accompanying balance sheets of Nitro Petroleum Inc. as of February 28, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. Quantum Energy Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Inc. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated revenues from operations but has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 2010 and 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Killman, Murrell & Company, P.C.
------------------------------------
    Killman, Murrell & Company, P.C.
    Odessa, Texas
    June 9, 2010

                          QUANTUM ENERGY INC.
                             Balance Sheets
                        (Expressed in US Dollars)


                                                  February 28,  February 28,
                                                      2010          2009
                                                  ------------  ------------
                                 Assets
Current assets
  Cash and cash equivalents                       $       784   $     1,036
                                                  ------------  ------------
Total current assets                                      784         1,036

Other assets
  Other equipment, net of accumulated depreciation          -           787
                                                  ------------  ------------
Total assets                                      $       784   $     1,823
                                                  ============  ============

                 Liabilities and Stockholders' (Deficit)

Current liabilities
  Accounts payable and accrued liabilities        $   582,093   $   442,384
  Promissory notes payable                          2,017,708     2,017,708
  Due to related party                                 20,250        20,250
                                                  ------------  ------------
    Total current liabilities                       2,620,051     2,480,342
Common stock issuance liability                       762,500       762,500
                                                  ------------  ------------
    Total liabilities                               3,382,551     3,242,842

Stockholders' (deficit)
  Common stock, par value $0.001 per share:
    75,000,000 shares authorized: 47,000,000
    shares issued and outstanding, respectively        47,000        47,000
  Additional paid-in capital                        1,685,913     1,685,913
  Accumulated (deficit)                            (5,114,680)   (4,973,932)
                                                  ------------  ------------
    Total stockholders' (deficit)                  (3,381,767)   (3,241,019)
                                                  ------------  ------------
Total Liabilities and Stockholders' (deficit)     $       784   $     1,823
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements

                          QUANTUM ENERGY INC.
                        Statements of Operations
                         (Stated in US Dollars)


                                                       Years Ended
                                                       February 28,
                                                    2010           2009
                                                -------------  -------------
Net oil and gas revenue                         $          -   $          -
                                                -------------  -------------

Operating expenses
  Lease operating expenses                            24,206              -
  Amortization, depletion and depreciation               787            738
  Management fees                                          -         42,000
  Marketing                                                -         10,042
  Office and administration                              881          2,897
  Professional fees                                   16,184         48,541
                                                -------------  -------------
    Total operating expenses                          42,058        104,218
                                                -------------  -------------

Net loss before other income (expenses)              (42,058)      (104,218)

Other items
  Forgiveness of debt                                 19,100              -
  Interest expense                                  (106,080)      (500,133)
  Currency translation                               (11,710)        12,106
                                                -------------  -------------
    Total other income (expenses)                    (98,690)      (488,027)
                                                -------------  -------------

Net loss                                        $   (140,748)  $   (592,245)
                                                =============  =============

Basic and diluted loss per share                $      (0.00)  $      (0.01)
                                                =============  =============

Weighted average number of shares outstanding     47,000,000     47,000,000
                                                =============  =============

  The accompanying notes are an integral part of these financial statements

                           QUANTUM ENERGY INC.
                  Statements of Stockholders' (Deficit)
              For the Years Ended February 28, 2010 and 2009
                         (Stated in US Dollars)


                        Common Shares      Paid-in  Accumulated
                        Number  Par Value  Capital   (Deficit)       Total
                      ---------- ------- ---------- ------------ ------------
Balance as of
February 28, 2008     47,000,000 $47,000 $1,685,913 $(4,381,687) $(2,648,774)

Net loss for the
year ended
February 28, 2009                                      (592,245)    (592,245)
                      ---------- ------- ---------- ------------ ------------

Balance as of
February 28, 2009     47,000,000  47,000  1,685,913  (4,973,932)  (3,241,019)

Net loss for the
year ended
February 28, 2010              -       -          -    (140,748)    (140,748)
                      ---------- ------- ---------- ------------ ------------

Balance as of
February 28, 2010     47,000,000 $47,000 $1,685,913 $(5,114,680) $(3,381,767)
                      ========== ======= ========== ============ ============

  The accompanying notes are an integral part of these financial statements

                          QUANTUM ENERGY INC.
                        Statements of Cash Flows
                         (Stated in US Dollars)


                                                       Years Ended
                                                       February 28,
                                                    2010           2009
                                                -------------  -------------
Operating Activities
  Net loss                                      $   (140,748)  $   (592,245)
  Adjustment to reconcile net loss to net
   cash used by operating activities
     Amortization, depreciation and depletion            787            738
     Forgiveness of debt                             (19,100)             -
  Changes in operating assets and liabilities
     Prepaid expenses                                      -          2,500
     Accounts payable and accrued liabilities        158,809        124,772
     Interest expense                                      -        381,250
                                                -------------  -------------
Cash (used in) operating activities                     (252)       (82,985)
                                                -------------  -------------

Financing Activities
  Due to related party                                     -         20,250
  Issuance of promissory notes payable                     -         22,948
                                                -------------  -------------
Cash provided by financing activities                      -         43,198
                                                -------------  -------------

Decrease in cash during the period                      (252)       (39,787)

Cash, beginning of the period                          1,036         40,823
                                                -------------  -------------

Cash, end of the period                         $        784   $      1,036
                                                =============  =============

Supplemental disclosure of cash flow information:
  Cash paid for income tax purposes             $          -   $          -
                                                =============  =============
  Cash paid for interest                        $          -   $          -
                                                =============  =============

  The accompanying notes are an integral part of these financial statements

                            QUANTUM ENERGY INC.
                    Notes to the Financial Statements
                       February 28, 2010 and 2009
                          (Stated in US Dollars)


Note 1  Nature of Operations and Going Concern

QUANTUM ENERGY INC. ("the Company") was incorporated under the name "Boomers Cultural Development Inc." under the laws of the State of Nevada on February 5, 2004. On May 18, 2006 the company changed its name to Quantum Energy Inc.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. At February 28, 2010, the Company had not yet achieved profitable operations, has a working capital deficiency of $2,619,267 ($2,479,306 - 2008). These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


Note 2  Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management's opinion been properly prepared within the framework of the significant accounting policies summarized below:

a) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at February 28, 2010, cash and cash equivalents consist of cash only.

                            QUANTUM ENERGY INC.
                    Notes to the Financial Statements
                       February 28, 2010 and 2009
                          (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

b) Other Equipment

Other equipment is recorded at cost. Depreciation of computer equipment is at a rate of 30% per annum, on a straight-line basis. Depreciation of office equipment is at a rate of 20% per annum, on a straight-line basis.

c) Foreign Currency Translation

The Company's functional currency is the United States dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the ASC 830-10.

Assets and liabilities were translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any exchange gains and losses are included in the Statement of Operation

d) Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

e) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC subtopic 718-10 "Compensation - Stock Compensation" using the fair value method. The Company has not issued any stock options since its inception.

                            QUANTUM ENERGY INC.
                    Notes to the Financial Statements
                       February 28, 2010 and 2009
                          (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

f) Basic and Diluted Net (Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC 260-10, "Earnings Per Share." Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At February 28, 2010, there are 250,000 dilutive potential common shares.

g) Financial Instruments

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, "Fair Value Measurements and Disclosures-Overall". The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and notes payable. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

                            QUANTUM ENERGY INC.
                    Notes to the Financial Statements
                       February 28, 2010 and 2009
                          (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

g) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. ASC 740 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h) Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under ASC 105, "Generally Accepted Accounting Principles." This guidance established a new hierarchy of GAAP sources for non- governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company's financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 855-10, "Subsequent Events." FASB ASC855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 during the period did not have a material impact on the Company's financial position, cash flows or results of operations.

                            QUANTUM ENERGY INC.
                    Notes to the Financial Statements
                       February 28, 2010 and 2009
                          (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

                            QUANTUM ENERGY INC.
                    Notes to the Financial Statements
                       February 28, 2010 and 2009
                          (Stated in US Dollars)


Note 2  Summary of Significant Accounting Policies (Continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, (revised 2007), "Business Combinations". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements
- An amendment of ARB No. 51".SFAS 160 requires companies with non controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non controlling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

The following various other pronouncement (ASU) as announced by FASB have no material effect on the Company financial statements: ASU 2010-08 Technical Correction to Various Topics issue February 2010, ASU 2010-07 Not for Profit entities issued January 2010, ASU 2010-04 Accounting for Various Topics - Technical Corrections issued January 2010, ASU 2009-16 Transfers and Servicing issued December 2009, ASU 2009-15 Accounting for Own-Share Lending Arrangements issued October 2009, ASU 2009-14 Software: Certain Revenue Arrangements that include Software elements issued October 2009, ASU 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements, EITF No. 09-1 Accounting for Own-Share Lending Arrangements issued July 2009.

                            QUANTUM ENERGY INC.
                    Notes to the Financial Statements
                       February 28, 2010 and 2009
                          (Stated in US Dollars)


Note 3  Other Assets

                            Accumulated   Net Book Value    Net Book Value
                      Cost  Depreciation February 28, 2010 February 29, 2009
                     -------------------------------------------------------
Office equipment     $3,629    $   3,629       $  -             $  787
Computer equipment    1,433        1,433          -                  -
                     -------------------------------------------------------
                     $5,062    $   5,062       $  -             $  787
                     =======================================================


Note 4  Common Stock

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. At February 28, 2010 and 2009, 47,000,000 shares of common stock were issued and outstanding. The Company has agreed to issue an additional 250,000 shares of the Company's common stock to a debt holder.


Note 5  Promissory Notes Payable

The Company's outstanding notes payable and accrued interest are summarized as follows:

                             February 28, 2010 and 2009    February 28, 2010
                                    Note Payable           Accrued Interest
                             -----------------------------------------------
Fourteen (14) 4% notes
payable to investors in oil
and gas investments by the
Company, unsecured and due
on demand                    $               1,594,760     $         293,797

10% note payable to an
investor in oil and gas
investments by the Company,
unsecured and due on demand                    172,948                65,300

10% note payable to a company
that sold oil and gas properties
to the Company, secured by the
oil and gas properties and due
on demand                                      250,000                74,999
                             -----------------------------------------------
                             $               2,017,708    $          434,096
                             ===============================================

                            QUANTUM ENERGY INC.
                    Notes to the Financial Statements
                       February 28, 2010 and 2009
                          (Stated in US Dollars)


Note 5  Promissory Notes Payable (Continued)

In 2006 the Company agreed to issue 250,000 shares of it's common stock in connection with the purchase of oil and gas properties. Due to non-payment of the $250,000 note payable by the Company these shares were valued at $3.05 per share and interest expenses of $381,250 was recognized for the years ended February 28, 2007 and 2009. The 250,000 shares have not been issued as of February 28, 2010, therefore, the liability section of the accompanying balance sheet reflects a "Common stock issuance liability" of $762,500.

Interest expense related to the notes payable was $106,080 and $118,883 for the years ended February 28, 2010 and 2009 respectively.


Note 6  Income Taxes

At February 28, 2010, the Company had a net operating loss carry forward of $5,114,680 which will begin to expire in 2025. A valuation allowance has been provided for the deferred tax assets as it is uncertain whether the Company will have future taxable income.

A reconciliation of the benefit for income taxes with amounts determined by applying the statutory federal income tax rate (34%) to the loss before income taxes is as follows:

                                                     ----------------------
                                                        2010        2009
                                                     ----------------------
Benefit for income taxes computed using the
statutory rate of 34%                                $  47,854   $ 201,363
Non-deductible expense                                       -           -
Change in valuation allowance                          (47,854)   (201,363)
                                                     ----------------------
Provision for income taxes                           $       -   $       -
                                                     ======================

                            QUANTUM ENERGY INC.
                    Notes to the Financial Statements
                       February 28, 2010 and 2009
                          (Stated in US Dollars)


Note 6  Income Taxes (Continued)

Significant components of the Company's deferred tax assets were as follows at February 28, 2010 and February 29, 2009.

                                                  --------------------------
                                                       2010          2009
                                                  --------------------------
Deferred tax assets and liabilities:
  Stock to be issued for expenses                 $   259,250   $   259,250
  Tax operating loss carry forward                  1,457,275     1,409,421
                                                  --------------------------
                                                    1,716,525     1,668,671
Valuation allowance                                (1,716,525)   (1,668,671)
                                                  --------------------------
Net deferred tax asset                            $         -   $         -
                                                  ==========================


Note 7  Subsequent Events

The Company has evaluated subsequent events through June 9, 2010, the date which the financial statements were available to be issued.