Form 10-Q
period 2010-05-31
QUANTUM ENERGY INC.
filed 2010-07-13
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 31, 2010

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

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company") in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  [ ]         Accelerated filer          [ ]
     Non-accelerated filer    [ ]         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).        Yes  [X]    No  [ ]

As of July 12, 2010, there were 47,000,000 shares of the registrant's common stock outstanding.

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

In this form 10-Q references to "Your Event", "the Company", "we", "us", and "our" refer to Your Event, Inc.


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

                          QUANTUM ENERGY INC.
                             Balance Sheets
                         (Stated in US Dollars)


                                                     May 31,    February 28,
                                                      2010          2010
                                                   Unaudited      Audited
                                                  ------------  ------------
                                 Assets
Current assets
  Cash and cash equivalents                       $       717   $       784
                                                  ------------  ------------
Total current assets                              $       717   $       784
                                                  ============  ============

                 Liabilities and Stockholders' (Deficit)

Current liabilities
  Accounts payable and accrued liabilities        $   617,289       582,093
  Promissory notes payable                          2,017,708     2,017,708
  Due to related party                                 20,250        20,250
                                                  ------------  ------------
    Total current liabilities                       2,655,247     2,620,051
Common stock issuance liability                       762,500       762,500
                                                  ------------  ------------
    Total liabilities                               3,417,747     3,382,551

Stockholders' (deficit)
  Common stock, par value $0.001 per share:
    75,000,000 shares authorized: 47,000,000
    shares issued and outstanding, respectively        47,000        47,000
  Additional paid-in capital                        1,685,913     1,685,913
  Accumulated (deficit)                            (5,149,943)   (5,114,680)
                                                  ------------  ------------
    Total stockholders' (deficit)                  (3,417,030)   (3,381,767)
                                                  ------------  ------------
Total Liabilities and Stockholders' (deficit)     $       717   $       784
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements

                          QUANTUM ENERGY INC.
                        Statements of Operations
                         (Stated in US Dollars)
                              (Unaudited)


                                                    Three Months Ended
                                                          May 31,
                                                    2010           2009
                                                -------------  -------------
Net oil and gas revenue                         $          -   $          -
                                                -------------  -------------

Operating expenses
  Amortization, depletion and depreciation                 -             59
  Management fees                                          -          3,000
  Office and administration                               69            404
  Professional fees                                    7,958          3,869
                                                -------------  -------------
    Total operating expenses                           8,027          7,332
                                                -------------  -------------

Net loss before other income (expenses)               (8,027)        (7,332)

Other items
  Interest expense                                   (26,738)       (26,738)
  Currency translation                                  (498)        (3,589)
                                                -------------  -------------
    Total other income (expenses)                    (27,236)       (30,327)
                                                -------------  -------------

Net loss                                        $    (35,263)  $    (37,659)
                                                =============  =============

Basic and diluted loss per share                $      (0.01)  $      (0.00)
                                                =============  =============

Weighted average number of shares outstanding     47,000,000     47,000,000
                                                =============  =============

  The accompanying notes are an integral part of these financial statements

                          QUANTUM ENERGY INC.
                        Statements of Cash Flows
                         (Stated in US Dollars)
                              (Unaudited)


                                                    Three Months Ended
                                                          May 31,
                                                    2010           2009
                                                -------------  -------------
Operating Activities
  Net loss                                      $    (35,263)  $    (37,659)
  Adjustment to reconcile net loss to net
   cash used by operating activities
     Amortization, depreciation and depletion              -             59
  Changes in operating assets and liabilities
     Accounts payable and accrued liabilities         35,196         37,209
                                                -------------  -------------
Cash (used in) operating activities                      (67)          (391)
                                                -------------  -------------

Decrease in cash during the period                       (67)          (391)

Cash, beginning of the period                            784          1,036
                                                -------------  -------------

Cash, end of the period                         $        717   $        645
                                                =============  =============

Supplemental disclosure of cash flow information:
  Cash paid for interest                        $          -   $          -
                                                =============  =============



  The accompanying notes are an integral part of these financial statements

                            QUANTUM ENERGY INC.
                 Notes to the Interim Financial Statements
                               May 31, 2010


Note 1  Interim Reporting

The information presented in the accompanying interim three-month financial statements is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at May 31, 2010, results of operations and cash flows for the three months ended May 31, 2010 and 2009. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

These interim financial statements follow the same accounting policies and methods of their application as Quantum Energy, Inc.'s ("the Company's") audited February 28, 2010 annual financial statements. Accordingly, these financial statements should be read in conjunction with the February 28, 2010 audited financial statements of the Company.


Note 2  Nature of Operations and Going Concern

QUANTUM ENERGY INC. ("the Company") was incorporated under the name "Boomers Cultural Development Inc." under the laws of the State of Nevada on February 5, 2004. On May 18, 2006 the company changed its name to Quantum Energy Inc.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. At May 31, 2010, the Company had not yet achieved profitable operations, has a working capital deficiency of $2,654,530 and expects to incur further losses in the development of its business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

                            QUANTUM ENERGY INC.
                 Notes to the Interim Financial Statements
                               May 31, 2010


Note 3  Summary of Significant Accounting Policies

The financial statements have, in management's opinion been properly prepared within the framework of the significant accounting policies summarized below:

a)  Cash and Cash Equivalents

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at May 31, 2010, cash and cash equivalents consist of cash only.

b)  Foreign Currency Translation

    The Company's functional currency is the United States dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the ASC 830-10.

    Assets and liabilities were translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any exchange gains and losses are included in the Statement of Operation.


Note 4  Common Stock

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. At May 31, 2010, 47,000,000 shares of common stock were issued and outstanding. The Company has agreed to issue an additional 250,000 shares of the Company's common stock to a debt holder.

                            QUANTUM ENERGY INC.
                 Notes to the Interim Financial Statements
                               May 31, 2010


Note 5  Promissory Notes Payable

The Company's outstanding notes payable and accrued interest are summarized as follows:


                                                  May 31, 2010
                                        Note Payable      Accrued Interest
                                        ----------------------------------

Fourteen (14) 4% notes payable to
investors in oil and gas investments
by the Company, unsecured and due
on demand                                $1,594,760           $309,875

10% note payable to an investor in
oil and gas investments by the Company,
unsecured and due on demand                 172,948             69,659

10% note payable to a company that
sold oil and gas properties to the
Company, secured by the oil and gas
properties and due on demand                250,000             81,300
                                        ----------------------------------

                                         $2,017,708           $460,834
                                        ==================================

In 2006 the Company agreed to issue 250,000 shares of its common stock in connection with the purchase of oil and gas properties. Due to non-payment of the $250,000 note payable by the Company these shares were valued at $3.05 per share and interest expenses of $381,250 was recognized for the years ended February 28, 2007 and 2009. The 250,000 shares have not been issued as of May 31, 2010, therefore, the liability section of the accompanying balance sheet reflects a "Common stock issuance liability" of $762,500.

Interest expense related to the notes payable at May 31, 2010 was $26,738 ($26,738 - 2009).


Note 6  Subsequent Events

The Company has evaluated subsequent events through July 12, 2010, the date which the financial statements were available to be issued and has determined that there were no subsequent events that warrant disclosure or recognition in the financial statements.

ITEM 2. MANAGEMENT DISCUSSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report, as well as our audited financial statements and the accompanying notes included in our annual report on Form 10-K/A for the year ended February 28, 2010.

The financial information with respect to the three month periods ended
May 31, 2010 and May 31, 2009 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Barnett Shale Developments; after the initial success of the Barnett Shale leases, the production program in the Barnett Shale area encountered substantial difficulties. Numerous wells throughout this extensive area experienced production difficulties. In addition to the production problems was the severe drop in natural gas prices. All of the wells in which the Company had interests were suspended and all marginal wells have been capped, resulting in the Company abandoning the Company's interest in the Barnett Shale area

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily "proven producing and proven undeveloped reserves." We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.


Liquidity and Capital Resources

At May 31, 2010 the Company had a working capital deficiency of $2,654,530 as compared to $2,619,267 as at February 28, 2010, The total assets of the Company were $717, consisting of cash compared to total assets of $784 at February 28, 2010.

At May 31, 2010 the total current liabilities of the Company increased to $2,655,247 from $2,620,051 at February 28, 2010. This increase in current liabilities was due to accrued interest.

The Company had a negative cash flow of $67 from operating activities for the three months ended May 31, 2010 ($391 - 2009) a decrease of cash outflow of $324.


Results of Operations

For the three (3) months ended May 31, 2010 operating expenses were $8,027 compared to $7,332 for the three (3) months ended May 31, 2009. This increase of was due to an increase in professional fees.

The Company posted a net loss of $35,263 for the three (3) months ended May 31, 2010, compared to a net loss of $37,659 for the three (3) months ended May 31, 2009.

At May 31, 2010 there was no bank debt.


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


Item 3. Controls and Procedures

As of the end of the nine (9) months ended January 31, 2010, there were no changes in our internal control over financial reporting that occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.


Item 3.  Defaults upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Item 5. Other Information.

None.


Item 6. Exhibits

Exhibit No.                     Description of Exhibit
-----------                     ----------------------
   31.1 Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer

   32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM ENERGY INC.

By:  /s/ Sharon Farris
     ---------------------------
         Sharon Farris
         President and
         Chief Executive Officer


Date:  July 12, 2010
       -------------