Form 10-Q
period 2010-08-31
QUANTUM ENERGY INC.
filed 2010-10-19
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2010

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

As of October 19, 2010, there were 47,000 shares of the registrant's common stock outstanding.

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

                          QUANTUM ENERGY INC.
                             Balance Sheets
                         (Stated in US Dollars)


                                                   August 31,    February 28,
                                                      2010          2010
                                                   Unaudited      Audited
                                                  ------------  ------------
                                 Assets
Current assets
  Cash and cash equivalents                       $       671   $       784
                                                  ------------  ------------
Total current assets                              $       671   $       784
                                                  ============  ============

                 Liabilities and Stockholders' (Deficit)

Current liabilities
  Accounts payable and accrued liabilities        $   643,684       582,093
  Promissory notes payable                          2,017,708     2,017,708
  Due to related party                                 20,250        20,250
                                                  ------------  ------------
    Total current liabilities                       2,681,642     2,620,051
Common stock issuance liability                       762,500       762,500
                                                  ------------  ------------
    Total liabilities                               3,444,142     3,382,551

Stockholders' (deficit)
  Common stock, par value $0.001 per share:
    75,000,000 shares authorized: 47,000
    shares issued and outstanding, respectively            47            47
  Additional paid-in capital                        1,732,866     1,732,866
  Accumulated (deficit)                            (5,176,384)   (5,114,680)
                                                  ------------  ------------
    Total stockholders' (deficit)                  (3,443,471)   (3,381,767)
                                                  ------------  ------------
Total Liabilities and Stockholders' (deficit)     $       671   $       784
                                                  ============  ============

  The accompanying notes are an integral part of these financial statements

                          QUANTUM ENERGY INC.
                        Statements of Operations
                         (Stated in US Dollars)
                              (Unaudited)


                            Three Months Ended           Six Months Ended
                               August 31,                   August 31,
                            2010           2009         2010           2009
                        ------------- ------------- ------------- -------------
Net oil and gas revenue $          -  $          -  $          -  $          -
                        ------------- ------------- ------------- -------------

Operating expenses
  Amortization, depletion
   and depreciation                -            59             -           118
  Management fees                  -             -             -         3,000
  Office and administration       44           375           113           779
  Professional fees              961        10,013         8,919        13,882
                        ------------- ------------- ------------- -------------
    Total operating
     expenses                  1,005        10,447         9,032        17,779
                        ------------- ------------- ------------- -------------

Net loss before other
  income (expenses)           (1,005)      (10,447)       (9,032)      (17,779)

Other income (expenses)
  Interest expense           (26,738)      (26,738)      (53,476)      (53,476)
  Currency translation         1,302        (2,597)          804        (6,186)
                        ------------- ------------- ------------- -------------
    Total other
     income (expenses)       (25,436)      (29,335)      (52,672)      (59,662)
                        ------------- ------------- ------------- -------------

Net loss                $    (26,441) $    (39,782) $    (61,704) $    (77,441)
                        ============= ============= ============= =============

Basic and diluted
 loss per share         $      (0.56) $      (0.85) $      (1.31) $      (1.65)
                        ============= ============= ============= =============

Weighted average number
 of shares outstanding        47,000        47,000        47,000        47,000
                        ============= ============= ============= =============

  The accompanying notes are an integral part of these financial statements

                          QUANTUM ENERGY INC.
                        Statements of Cash Flows
                         (Stated in US Dollars)
                              (Unaudited)


                                                     Six Months Ended
                                                        August 31,
                                                    2010           2009
                                                -------------  -------------
Operating Activities
  Net loss                                      $    (61,704)  $    (77,441)
  Adjustment to reconcile net loss to net
   cash used by operating activities
     Amortization, depreciation and depletion              -            118
  Changes in operating assets and liabilities
     Accounts payable and accrued liabilities         61,591         77,167
                                                -------------  -------------
Cash (used in) operating activities                     (113)          (156)
                                                -------------  -------------

Decrease in cash during the period                      (113)          (156)

Cash, beginning of the period                            784          1,036
                                                -------------  -------------

Cash, end of the period                         $        671   $        880
                                                =============  =============

Supplemental disclosure of cash flow information:
  Cash paid for interest                        $          -   $          -
                                                =============  =============



  The accompanying notes are an integral part of these financial statements

                            QUANTUM ENERGY INC.
                 Notes to the Interim Financial Statements
                              August 31, 2010


Note 1  Interim Reporting

The information presented in the accompanying interim three-month financial statements is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at August 31, 2010, results of operations and cash flows for the six months ended August 31, 2010 and 2009. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. At August 31, 2010, the Company had not yet achieved profitable operations, has a working capital deficiency of $2,680,971 and expects to incur further losses in the development of its business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

                            QUANTUM ENERGY INC.
                 Notes to the Interim Financial Statements
                             August 31, 2010


Note 3  Summary of Significant Accounting Policies

The financial statements have, in management's opinion been properly prepared within the framework of the significant accounting policies summarized below:

a)  Cash and Cash Equivalents

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As at August 31, 2010, cash and cash equivalents consist of cash only.

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


Note 4  Common Stock

Effective July 30, 2010, the Board of Directors authorized a 1,000 for 1 reverse stock split of the Company's issued common stock. One thousand (1,000) old issued common shares were reverse split into one (1) new issued common share. All references in the accompanying financial statements to the number of common shares issued have been restated to reflect the reverse stock split.

The authorized number of common shares remains at 75,000,000 common shares with a par value of $0.001. At August 31, 2010, 47,000 shares of common stock were issued and outstanding. The Company has agreed to issue an additional 250 shares of the Company's common stock to a debt holder.

                            QUANTUM ENERGY INC.
                 Notes to the Interim Financial Statements
                              August 31, 2010


Note 5  Promissory Notes Payable

The Company's outstanding notes payable and accrued interest are summarized as follows:


                                                August 31, 2010
                                        Note Payable      Accrued Interest
                                        ----------------------------------

Fourteen (14) 4% notes payable to
investors in oil and gas investments
by the Company, unsecured and due
on demand                                $1,594,760           $325,953

10% note payable to an investor in
oil and gas investments by the Company,
unsecured and due on demand                 172,948             74,018

10% note payable to a company that
sold oil and gas properties to the
Company, secured by the oil and gas
properties and due on demand                250,000             87,601
                                        ----------------------------------

                                         $2,017,708           $487,572
                                        ==================================

In 2006 the Company agreed to issue 250,000 shares of its common stock in connection with the purchase of oil and gas properties. Due to non-payment of the $250,000 note payable by the Company these shares were valued at $3.05 per share and interest expenses of $381,250 was recognized for the years ended February 28, 2007 and 2009. The 250,000 shares have not been issued as of August 31, 2010, therefore, the liability section of the accompanying balance sheet reflects a "Common stock issuance liability" of $762,500.

Interest expense related to the notes payable at August 31, 2010 was $53,476 ($53,476 - 2009).


Note 6  Subsequent Events

The Company has evaluated subsequent events through October 19, 2010, the date which the financial statements were available to be issued and has determined that there were no subsequent events that warrant disclosure or recognition in the financial statements.

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

   The financial information with respect to the six month periods ended August 31, 2010 and August 31, 2009 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

   Unless the context otherwise requires, all references to "Quantum," "our," "us," "we" and the "Company" refer to Quantum Energy, Inc. and its subsidiaries, as a combined entity.

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

Liquidity and Capital Resources

   At August 31, 2010 the Company had a working capital deficiency of $2,680,971 as compared to $2,619,267 as at February 28, 2010. The total assets of the Company were $671, consisting of cash compared to total assets of $784 at February 28, 2010.

   At August 31, 2010 the total current liabilities of the Company increased to $2,681,642 from $2,620,051 at February 28, 2010. This increase in current liabilities was due to accrued interest.

   The Company had a negative cash flow of $113 from operating activities for the six months ended August 31, 2010 ($156 - 2009) a decrease of cash outflow of $43.


Results of Operations

Three months ended August 31, 2010 to three months ended August 31, 2009

   For the three (3) months ended August 31, 2010 operating expenses were $1,005 compared to $10,447 for the three (3) months ended August 31, 2009. This decrease of $9,442 was due to a decrease in professional fees and administration costs.

   The Company posted a net loss of $26,441 for the three (3) months ended August 31, 2010, compared to a net loss of $39,782 for the three (3) months ended August 31, 2009.


Six months ended August 31, 2010 to six months ended August 31, 2009

   For the six (6) months ended August 31, 2010 operating expenses were $9,032 compared to $17,779 for the six (6) months ended August 31, 2009. This decrease of $8,747 was due to a decrease in professional fees, management fees and administration costs.

   The Company posted a net loss of $61,704 for the six (6) months ended August 31, 2010, compared to a net loss of $77,441 for the six (6) months ended August 31, 2009. The decrease of $15,737 was due to a decrease in operating expenses and currency translation costs.

At August 31, 2010 there was no bank debt.


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


Date:  October 19, 2010
       ----------------