Form 10-Q
period 2018-11-30
QUANTUM ENERGY INC.
filed 2019-01-14
CIK 1295961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]       Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended November 30, 2018

  [ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 333-225892

 QUANTUM ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	98-0428608
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
218 N. Jefferson, Suite 400 Chicago, Illinois (Address of principal executive office)	60661 (Postal Code)
(480) 734-0337 (Issuer's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [x]   No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed). Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-Accelerated Filer [ ] Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [x]

As of January 14, 2019 there were 48,491,485 Shares of issuer’s common stock, $0.001 par value, issued and outstanding

Contents

PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.	13
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4. CONTROLS AND PROCEDURES	23
PART II - OTHER INFORMATION	23
ITEM 1. LEGAL PROCEEDINGS.	23
ITEM 1A. RISK FACTORS.	23
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.	21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	35
ITEM 4. MINE SAFETY DISCOSURES.	36
ITEM 5. OTHER INFORMATION.	36
ITEM 6. EXHIBITS.	36

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2018	February 28, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,021	$19,864
Prepaid legal fees	—	37,500
TOTAL CURRENT ASSETS	7,021	57,364
Deposit on land purchase	7,822	7,822
TOTAL ASSETS	$14,843	$65,186
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$25,376	$19,339
Accounts payable and accrued liabilities, related parties	134,134	28,444
Promissory notes payable	7,980	2,980
Promissory notes payable, related party	64,300	4,300
TOTAL CURRENT LIABILITIES	231,790	55,063
LONG-TERM LIABILITIES:
Common stock payable	—	152,198
TOTAL LONG-TERM LIABILITIES	—	152,198
TOTAL LIABILITIES	231,790	207,261
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.001 par value; 495,000,000 shares authorized; 48,491,485 and 47,361,683 shares issued and outstanding, respectively	48,491	47,362
Additional paid-in capital	11,001,551	10,828,079
Accumulated deficit	(11,266,989)	(11,017,516)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(216,947)	(142,075)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,843	$65,186

The accompany notes are an integral part of these financial statements.

	For the three months ended November 30,		For the nine months ended November 30,
	2018	2017	2018	2017
OPERATING EXPENSE
Advertising and marketing	$—	$—	$—	$6,836
Management fees and compensation	—	—	5,131	—
Office and public company expense	8,468	6,710	30,659	18,760
Amortization of land purchase option agreements	—	—	—	120,032
Legal and professional fees	25,901	49,653	211,430	160,403
TOTAL OPERATING EXPENSES	34,369	56,363	247,220	306,031
LOSS FROM OPERATIONS	(34,369)	(56,363)	(247,220)	(306,031)
OTHER INCOME (EXPENSE)
Interest expense	(433)	—	(433)	—
Foreign exchange gain (loss)	(30)	81	(1,820)	766
TOTAL OTHER INCOME (EXPENSE)	(463)	81	(2,253)	766
NET LOSS	$(34,832)	$(56,282)	$(249,473)	$(305,265)
Basic and diluted loss per share	$(0.00)	$(0.00)	(0.01)	(0.00)
Basic and diluted weighted average number shares outstanding	48,491,485	68,238,692	48,347,692	61,801,546

The accompany notes are an integral part of these financial statements.

	For the nine months ended
	November 30, 2018	November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(249,473)	$(305,265)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization of land purchase option agreements	—	120,033
Stock based compensation	5,131	—
Issuance of common shares for professional services	17,272	85,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,037	45,726
Accounts payable and accrued liabilities, related parties	105,690	(11,990)
Prepaid legal fees	37,500	—
Net cash used by operating activities	(77,843)	(66,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	—	50,000
Proceeds from promissory note	5,000	—
Proceeds from promissory note, related party	60,000	—
Net cash provided by financing activities	65,000	50,000
Net decrease in cash and cash equivalents	(12,843)	(16,496)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,864	20,478
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,021	$3,982

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for common stock payable	$152,198	$—

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE 1 - NATURE OF OPERATIONS

QUANTUM ENERGY INC. (“the Company”) was incorporated under the name “Boomers Cultural Development Inc.” under the laws of the State of Nevada on February 5, 2004. On May 18, 2006, the Company changed its name to Quantum Energy, Inc.

The Company is a development stage diversified holding company with an emphasis in land holdings, refinery and fuel distribution.

The Company is domiciled in the Unites States of America and trades on the OTC market under the symbol QEGY.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of November 30, 2018, and its results of operations for the three and nine month periods ended November 30, 2018 and 2017, and cash flows for the nine month periods ended November 30, 2018 and 2017.  The balance sheet at February 28, 2018, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars.  For further information, refer to the financial statements as of and for the year ended February 28, 2018 and footnotes thereto in the Company’s Registration Form S-1/A filed December 6, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries FTPM Resources Ltd. and Dominion Energy Processing Group, Inc. after elimination of the intercompany accounts and transactions.

Going Concern

These consolidated financial statements have been prepared in accordance with U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of November 30, 2018, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $11,266,989 at November 30, 2018, and a working capital deficit of $224,769. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the terms as specified in the Farm Contract of Purchase and Sale (Note 4), the Company could default on the agreement and surrender its right to future claims on the respective property.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to long-lived asset impairments and stock-based compensation. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

QUANTUM ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

Risks and uncertainties

The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging oil and gas business, including the potential risk of business failure.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Income taxes

The Company accounts for income taxes using the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and their basis for tax purposes and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable, related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2018 and February 28, 2018, respectively.

Long-Lived Assets

The Company reviews long-lived assets which include a deposit on land purchase for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows and reports any impairment at the lower of the carrying amount or the fair value less costs to sell.

Fair value measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company has no financial assets or liabilities that are adjusted to fair value on a recurring basis.

At November 30, 2018 and February 28, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

Stock-based Compensation

The Company estimates the fair value of options to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten-year maximum term and varying vesting periods as determined by the Board of Directors. The value of shares of common stock awards is determined based on the closing price of the Company’s stock on the date of the award. Compensation expense for equity awards are recognized over the period during which the recipient is required to provide service in exchange for the award.

QUANTUM ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

Reclassifications

Certain reclassifications have been made to the 2017 financial statements in order to conform to the 2018 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions of the pronouncement effective March 1, 2018 and it did not result in a material change to the statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 aligns accounting for share-based payment transactions for acquiring goods and services from nonemployees with transaction with employees. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.”

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of November 30, 2018 and November 30, 2017, respectively, would be as follows:

	November 30, 2018	November 30, 2017
Stock options	986,666	4,845,000
Warrants	2,129,802	1,000,000
TOTAL POSSIBLE DILUTION	3,116,468	5,845,000

QUANTUM ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

At November 30, 2018 and 2017, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 4 – OTHER ASSETS

Deposit on land purchase

On December 5, 2016, the Company executed a Farm Contract of Purchase and Sale with a land owner in Stoughton, Saskatchewan (“the Stoughton Agreement”). The purchase price of the property is $500,000 (Canadian) subject to certain terms and conditions including approval of the purchase by the Saskatchewan Farm Land Review board, the Company completing various test for hydrology and land suitability, the proposed refinery project meeting all requirements of various Saskatchewan government laws and bylaws, and full approval by all levels of provincial government and agencies. The Company paid $7,822 as a deposit on the property.

The purchase contract originally expired on December 15, 2017, however, the contract was amended to extend the closing date to July 10, 2018 for removal of all terms and conditions to the purchase.

On June 8, 2018, the Company amended the Stoughton Agreement to a purchase price of $525,000 (Canadian) and extended the option to purchase the property until December 31, 2018. The Stoughton Agreement expired on December 31, 2018. Management is currently negotiating an additional extension of the Stoughton Agreement.

NOTE 5 –NOTES PAYABLE

On October 31, 2018, the Company executed a Promissory Note with a principal amount of $5,000. The note is due on demand and bears interest in the amount of eight percent (8%) per annum, computed on the basis of actual number of days based upon a 360-day year. As of November 30, 2018, the accrued interest payable on the promissory note was $33 which is included in “Accounts payable and accrued liabilities”.

The Company’s outstanding notes payable are summarized as follows:

	November 30, 2018	February 28, 2018
0% unsecured note payable	$2,980	$2,980
8% unsecured note payable	5,000	-
TOTAL	$7,980	$2,980

These notes are all due on demand.

NOTE 6 –RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company had personally incurred various expenses on behalf of the Company. As of November 30, 2018 and February 28, 2018, the balances due to the officers and directors were $133,734 and $28,444, respectively.

On October 31, 2018, the Company entered into a promissory note with a principal amount of $60,000 with a limited partnership in which a director of the Company is the general partner. The note is due on demand and bears interest in the amount of eight percent (8%) per annum, computed on the basis of actual number of days based upon a 360-day year. As of November 30, 2018, the accrued interest payable on the promissory note was $400 which is included in “Accounts payable and accrued liabilities, related party”.

	November 30, 2018	February 28, 2018
0% unsecured note payable	$4,300	$4,300
8% unsecured note payable	60,000	-
TOTAL	$64,300	$4,300

QUANTUM ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 15, 2018, the Company executed a conditional binding letter of intent, pursuant to which upon satisfaction of certain conditions, IEC Arizona, Inc, a privately-held Wyoming corporation and affiliated company of IEC Arizona, Inc (“IEC”), would be merged into Quantum Energy, Inc. The proposed merger is conditioned upon, among other things, IEC’s successful completion of its due diligence examination of the Company, the negotiation and execution of a definitive agreement, and IEC raising in the aggregate $50,000,000. Provided such conditions are satisfied including IEC’s funding of the Total Capital Investment, Quantum will issue to IEC such number of shares of Quantum common stock as shall represent 60% of the then issued and outstanding shares of Quantum common stock. Quantum will also, based on valuations yet to be determined, issue additional shares (after the initial issuance to IEC), to additional investors, as necessary to accommodate the closing of the Total Capital Investment. The combined entity will also provide the necessary funds required to prove out the viability of the development of the refinery (the “Refinery”) currently planned to be developed in Stoughton Saskatchewan, Canada including (a) obtaining environmental and engineering studies to prove the viability of the intended site, (b) if the site is determined to be viable, to acquire the land, (c) obtain required permits and (d) pay other related costs. The transaction is expected to be completed on or before December 31, 2018 or 180 days following approval of the S-1 filing, whichever date is later and may be extended by written agreement of Quantum Energy, Inc. and IEC.

Several members of the Company’s board of directors are also officers and directors of IEC Arizona, Inc.

NOTE 8 – COMMON STOCK

Common stock

The Company is authorized to issue 495,000,000 shares of its common stock with a par value of $0.001 per share. All shares of common stock are equal to each other with respect to voting, liquidation, dividend, and other rights. Owners of shares are entitled to one vote for each share owned at any Shareholders’ meeting.

Preferred stock

The Company is authorized to issue 5,000,000 shares of its preferred stock with a no-par value per share with no designation of rights and preferences.

On December 13, 2017, the Company issued 1,000,000 shares of its common stock pursuant to a retirement of 1,000,000 shares of convertible Series A preferred stock. On February 6, 2018, the Company’s Board of Directors cancelled and rescinded the certificate of Designations, Preferences and Rights of the Series A Preferred Stock. This exchange resulted in a deemed distribution to the preferred shareholders based on the fair value of the common shares received compared to the carrying value of the preferred shares exchanged.

Common shares issued for cash

On February 28, 2018, the Company closed a private placement of its securities (the “2018 Offering). The 2018 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.15. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the 2018 Offering entitled the holders to purchase shares of common stock for the price of $0.15 per share. The term of each warrant is for twenty-four months from date of issuance. The proceeds of $125,000 for the 2018 Offering were received prior to February 28, 2018 but the shares had not been issued until after that date. Thus, the proceeds are classified as “Common Stock Payable” as of February 28, 2018. The Company issued 833,333 shares of its common stock on April 4, 2018.

QUANTUM ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

Common shares issued for services

On April 12, 2017, the Company issued 850,000 shares of its common stock with a fair value of $85,000 based on the closing price of $0.10 per share for professional services.

On April 4, 2018, the Company issued 181,323 shares of its common stock to two service providers in lieu of cash payment for accounts payable pursuant to the terms of the 2018 Offering. Based on a share price of $0.15, the fair value of the shares issued was $27,198 which approximates the fair value of the consideration given and were classified as “Common Stock Payable” as of February 28, 2018.

On April 4, 2018, the Company issued 115,146 shares of its common to a service provider in lieu of cash for professional services provided during March and April 2018. Based on a share price of $0.15, the fair value of the shares issued is $17,272.

Common stock retirement

On January 27, 2018, the former chairman of the Company’s board of directors and a current director of the Company’s board of directors agreed to return 5,000,000 shares of the Company’s common stock, respectively for an aggregate total of 10,000,000 common shares for consideration of $Nil. The shares are held by the Company as authorized but unissued treasury shares as of November 30, 2018.

NOTE 9 - STOCK OPTIONS

Options issued for consulting services

In consideration of various agreements in exchange for consulting services, the Company issued stock options to purchase shares of the Company’s common stock based on "fair market price" which is typically the closing price of the Company's common stock on the issue dates.

On March 15, 2018, by mutual agreement, the Company amended 666,666 fully-vested options to purchase common stock at an exercise price of $0.40 per share to an exercise price of $1.00 per share. The expiration date of the options was extended from August 13, 2018 to December 31, 2018. By mutual agreement, the Company and the holder also rescinded 333,334 non-vested options to purchase common stock. The Company recognized an expense of $5,131 which represents the excess of fair value of the options post-modification compared to the fair value of the options pre-modification as of March 15, 2018.

On March 15, 2018, by mutual agreement, the Company amended 1,100,000 options to purchase common stock at an exercise price of $0.22 per share to 320,000 fully-vested options to purchase common stock at an exercise price of $1.00. The expiration date of the options was modified from August 13, 2018 to December 31, 2018. The fair value of the options after modification of terms did not exceed the fair value of the options prior to modification.

On March 23, 2018, 1,000,000 options, of which 666,666 were fully vested, were terminated at the request of the option holder. Prior to termination the options had an exercise price of $0.40 per share.

As of November 30, 2018, there was no unrecognized stock option expense for consulting services.

Options issued for land purchase option agreements

In consideration for option agreements to purchase land located in the State of Montana, the Company issued stock options to purchase shares of the Company’s common stock based on "fair market price" which is typically considered the closing price of the Company's common stock on the issue dates.

All the options for land purchase options expired on July 21, 2017 and August 22, 2017.

The following table summarizes additional information about all options granted by the Company as of November 30, 2018:

Date of Grant	Options outstanding	Options exercisable	Price (a)	Remaining term (b)
August 13, 2015	666,666	666,666	$1.00	0.03
December 2, 2016	320,000	320,000	1.00	0.03
Total options	986,666	986,666	$1.00	0.08

(a)	Weighted average exercise price per shares
(b)	Weighted average remaining contractual term in years.

NOTE 10 - WARRANTS

On March 15, 2018, by mutual agreement, the Company amended 500,000 common stock purchase warrants from an exercise price of $0.13 per share to $1.00 per share.

On or about March 15, 2018, by mutual agreement, the Company amended 500,000 common stock purchase warrants from an exercise price of $0.21 per share to $1.00 per share and extended the expiration date to June 9, 2020.

The following is a summary of the Company’s warrants issued and outstanding:

	For the nine months ended November 30,
	2018		2017
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,129,802	$1.00	1,177,934	$0.19
Issued	-	-	500,000	0.10
Exercised	-	-	-	-
Expired	-	-	(677,934)	(0.90)
Ending balance	2,129,802	$1.00	1,000,000	$0.17

(a)	Weighted average exercise price per shares

The following table summarizes additional information about the warrants granted by the Company as of November 30, 2018:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$ 1.00	0.97
July 10, 2017	500,000	500,000	1.00	1.53
February 28, 2018	1,129,802	1,129,802	1.00	1.25
Total warrants	2,129,802	2,129,802	$ 1.00	1.27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

·	Risks related to the Company being in the exploration stage;
·	Risks related to government regulation;
·	Risks related to environmental concerns;
·	Risks related to the Company’s ability to obtain additional required capital to implement the Company’s business strategy reqarding the development, construction and operation of the Stoughton refinery;
·
·	Risks related to the Company’s insurance coverage for operating risks;
·	Risks related to the fluctuation of prices for crude oil;
·	Risks related to the competitive oil refinery industry;
·
·	Risks related to the possible dilution of the Company’s common stock from additional financing activities;
·	Risks related to potential conflicts of interest with the Company’s management;
·	Risks related to the Company’s shares of common stock.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Description of Business” and “Management’s Discussion and Analysis and Plan of Operation” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Quantum Energy, Inc. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Quantum Energy, Inc. qualifies all forward-looking statements contained in this Quarterly Report by the foregoing cautionary statement.

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include the Company’s expectations and objectives regarding its future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis and Plan of Operation” and elsewhere in this Quarterly Report.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Quantum Energy,”, “Quantum” and the “Company”, mean Quantum Energy, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

The following statements may be forward-looking in nature and actual results may differ materially.

Corporate Background

Our business strategy is to develop a “state-of-the art”, energy efficient, 40,000 BPD full slate refinery in Stoughton, Saskatchewan, Canada (the “Stoughton Refinery”) to refine the light shale crude oil primarily from the Viewfield oil field of the Bakken formation in Saskatchewan, Canada. Our principal executive offices are located at 218 N. Jefferson Street, Suite 400, Chicago, Illinois 60661. The Company’s telephone number is (480) 734-0337. Our website is www.quantum-e.com and is not part of this Quarterly Report.

Historical Operations

We were originally incorporated as Boomers Cultural Development, Inc. (“Boomers”) on February 5, 2004, in the State of Nevada to be a service-oriented firm that would integrate the cultural interests of baby boomers with destination learning, by packaging onsite personal growth, education, and entertainment seminars with a variety of vacation destinations. On May 18, 2006, our name was changed to Quantum Energy, Inc. and our business focus was changed to focus on the energy industry and in particular the oil and gas segments of the energy industry. From 2008 through 2010, we planned, when and if funding became available, to acquire high-quality oil and gas properties, primarily proven producing and proven undeveloped reserves as well as exploring low-risk development drilling and work-over opportunities with experienced, well-established operators. However, the anticipated funding opportunities did not materialize.

On October 30, 2017, Mr. Wilson, our then sole director and principal shareholder, appointed Jeffrey J. Mallmes and Andrew J. Kacic as directors and on November 8, 2017, our directors appointed Jeffrey J. Mallmes as our chairman, president, treasurer and director, Andrew J. Kacic as our secretary and director and Lorne Keith Stemler as our vice-president and director. At or about this time, we focused our business strategy to develop a “state-of-the art”, energy efficient, 40,000 BPD full slate refinery in Stoughton, Saskatchewan, Canada (the “Stoughton Refinery”) to refine the light shale crude oil from the Bakken formation of the Viewfield oil field area of Saskatchewan, Canada.

Also, at or about this time, Mr. Mallmes, our chairman and president, reviewed all of the outstanding agreements and transactions that we had entered into between August 2013 and November 2017. Mr. Mallmes began to renegotiate, rescind or settle all of those agreements that had proven not to be in our best interest or the best interest of our stockholders. As a result of Mr. Mallmes’ efforts (i) a total of 39,699,800 shares of our Common Stock were returned to us (consisting of (a) 14,699,800 shares of Common Stock that were returned to us pursuant to an October 26, 2017 cancellation and settlement of a July 21, 2015 agreement with Native Son Refining LLC, (b) 10,000,000 shares of Common Stock that were returned to us in connection with the January 24, 2017 mutual rescission and cancellation of the July 2016 agreement with Mountain Top Properties, Inc. relating to the acquisition of partnership interests in New Tex Petroleum IV, LP; (c) 5,000,000 shares of Common Stock that were returned to us in connection with the January 15, 2018 mutual rescission of a July 2016 agreement with Mountain top Properties, Inc. relating the acquisition of a working interest in a heavy oil project in Missouri; (d) 5,000,000 shares of Common Stock that were returned to us from Stanley F. Wilson at the request of Mr. Mallmes; and (e) 5,000,000 shares of Common Stock that were returned to us from Andrew J. Kacic at the request of Mr. Mallmes), (ii) at the request of Mr. Mallmes, Mr. Wilson and Mr. Kacic each returned to us 500,000 shares of Series A Preferred Stock (which were convertible into Common Stock at a 1 for 100 ratio) were cancelled and returned to our treasury and the designation of rights and preferences of the Series A Preferred Stock was rescinded, and in consideration we issued 500,000 shares of our Common stock to each of Mr. Wilson and Mr. Kacic, (iii) the certificate evidencing shares of our Series B Preferred Stock (which had previously been converted into Common Stock) was returned to us and the designation of rights and preferences of the Series B Preferred Stock was rescinded, (iv) the exercise prices for our outstanding unexpired warrants and stock options, which had exercise prices ranging from $0.13(USD) per share to $0.40(USD) per share, were all renegotiated and reset at $1.00(USD) per share, (v) several outstanding promissory notes evidencing loans to Sierra Global in 2016 in the aggregate amount of $67,500(USD) were determined by management to be not collectable and we recognized an expense of $67,500(USD) for the year ended February 28, 2018, (vi), various land purchase option agreements with various landowners in and around the States of Montana and North Dakota encompassing approximately 1,150 acres were cancelled or expired. The Land Contract for the purchase of the Land (480 acres) for the intended site of the Stoughton Refinery in the Province of Saskatchewan is discussed below.

Effective May 11, 2017, Mr. Wilson then our sole director and officer appointed Robert L. Monday (who at the time was the managing principal of Native Son Holdings LLC), as our CEO and director and as CEO of, and our subsidiary FTMP Resources, Inc. On October 26, 2017, Robert L Monday resigned as our CEO and director and as CEO of our subsidiary FTMP Resources, Inc.

On February 24, 2018, Lorne Keith Stemler, resigned as a director and officer of the Company and all subsidiaries.

On February 28, Stan Wilson, resigned as a director and officer of the Company.

On April 12, 2018, William J. Hinz was appointed as a director of the Company.

On July 2, 2018, Richard K. Ethington and Pamela L. Bing were appointed as directors of the Company.

We currently have two subsidiaries: Dominion Energy Processing Goup, Inc. (“DEPG”), a Canadian Federal business corporation, which is our 100% owned Canadian subsidiary through with we intend to develop, construct and operate the Stoughton Refinery; and FTPM Resources, Inc., a Texas corporation which is a dormant company.

Overview of Current Operations

Our current and planned operations are to develop, construct and operate a “state-of-the-art”, energy efficient, full slate oil refinery including a storage tank farm and associated facilities in Stoughton, Saskatchewan, Canada (the Stoughton Refinery”). In this regard, on August 2, 2016, we formed our Canadian subsidiary, Dominion Energy Processing Group, Inc. for purposes of the Pre-development work, construction and operation of the Stoughton Refinery. The Stoughton Refinery, when fully developed and operating, will be designed be a 40,000 barrel per day facility utilizing Bakken sweet crude produced from the Bakken formation in the province of Saskatchewan province.

We have identified a 480-acre site in Stoughton Saskatchewan (the “Land”) on which we intend to construct the Stoughton Refinery. The Land is located in southeastern Saskatchewan in the regional municipality of Tecumseth in the heart of the Viewfield oil field area of the Bakken formation. The unconventional, marketable resources of the Bakken in the Viewfield oil field area are expected to be 74 million m³ (464 million barrels) (see “The Ultimate Potential for Unconventional Petroleum from the Bakken Formation of Saskatchewan – Energy Briefing Note” April 2015 of the National Energy Board (an independent economic regulatory agency created in 1959 by the Government of Canada,http://www.nebone.gc.ca/nrg/sttstc/crdlndptrlmprdct/rprt/2015bkkn/2015bkkn-eng.pdf). The Land is approximately 100 kilometers north of the Canadian USA border. The Land has sufficient acreage to accommodate expansion of the Stoughton Refinery facilities to included future ethanol and rail car load and unload facilities.

 On December 5, 2016, we executed a Farm Contract of Purchase and Sale (the “Land Contract”) with the landowner. The purchase price of the Land under the Land Contract was $500,000(CAD). We paid $10,000(USD) ($7,822(USD)) as a deposit on the Land. Our obligation to purchase the Land under the Land Contract is subject to certain terms and conditions including the completion of the various tests to confirm the validity and suitability of the hydrology and the Land for the construction and operation of the Stoughton Refinery, the proposed Stoughton refinery meeting all requirements of various Saskatchewan government laws, and bylaws and being fully approved by all levels of the Saskatchewan government and agencies, and the Land purchase being approved the Saskatchewan Farm Land Security Board (collectively the “Predevelopment Work”). The Land Contract had an expiration date of December 15, 2017, however, we have negotiated an extension of the Land Contract until December 31, 2018 (unless further extended), for removal of all terms and conditions to the purchase of the Land and the purchase price of the Land under the Land Contract was increased to $525,000(CAD). Management is currently negotiating an additional extension of the Stoughton Agreement. No assurances can be given that we will be able to obtain all required governmental approvals.

If the viability and suitability of the Land for the development, construction and operation of the Stoughton Refinery is validated, and provided we have the required capital, we intend to commence the process of obtaining necessary permits and approvals to develop, construct and operate the Stoughton Refinery.

We estimate that costs to complete the Predevelopment Work and the purchase of the Land will be approximately $7,500,000(CAD). We intend to use the proceeds from our Primary Offering to pay for a portion of the Predevelopment Work. Even if we raise all $4,000,000(USD) from our Primary Offering will need to obtain additional financing to cover the balance of the costs for the Predevelopment Work and the purchase of the Land and permitting. We have entered into a conditional binding letter of intent which provides that if the stated conditions in the letter of intent are satisfied we will receive the necessary funds (estimated at $7,500,000 CAD) to complete the Predevelopment Work and the purchase of the Land. See, “Letter of Intent with Inductance Energy Corporation” and “Certain Relationships and Related Transactions.” However, no assurances can be given that the conditions of the letter of intent will be satisfied or that we will obtain the financing needed to complete the Predevelopment Work and the purchase of the Land.

 The Stoughton Refinery

When completed, the Stoughton Refinery will be a smaller, “state-of-the-art”, energy efficient refinery 40,000 BPD refining facility located southeastern Saskatchewan in the regional municipality of Tecumseth in the heart of the Viewfield oil field area of the Bakken formation. The Stoughton Refinery will be designed to use light sweet crude feedstock from the Bakken formation in the Viewfield oil field area to produce a limited number of products for the local market. We intend to utilize Bakken crude as our feed stock since it would be the most plentiful crude slate in the Viewfield oil field area where the Stoughton Refinery will be located. We intend to refine and sell a variety of refined products to our customers, including natural gas liquids, gasoline, jet fuel, diesel, drilling mud oil, ultra-low sulfur fuel oil, and sulfur and feedstocks.

We intend to reduce emissions at the Stoughton Refinery by utilizing modern technologies as follows:

●	Installing ultra-low NOx heating elements in burners & boilers.
●	Utilizing new technologies that are on the market for sulfur removal systems.
●	Procuring hydrogen from a separate source provider or onsite with “state-of-the-art” technology limiting emissions.
●	Utilizing the low sulfur “sweet” Bakken crude oil as a feed source.
●	Installing vapor recovery systems on all tanks in the tank farm.
●	Capturing the CO2 emissions.
●	Installing quality air monitoring sensors and controls.
●	Utilizing SCR and oxidizing catalysts to reduce NOx, CO and VOC emissions from selected process heaters.

We believe the gasoline and diesel that we refine at the Stoughton Refinery will be less expensive because we will be able to reduce the transportation costs of shipping crude from outside this area and then having to pay for the “return” shipping of the refined products. However, no assurances can be given that we will be able to reduce the transportation costs so that our refined products will be less expensive than our competitors.

Capital Costs and Startup

We estimate that the capital cost of developing and constructing the Stoughton Refinery will be approximately $525,000,000(CAD), which includes the Pre-development Work, Land acquisition, permitting, engineering, ISBL (inside battery limit) plant equipment and site work. We estimate that initial working capital and the cost of initial crude will add approximately $75,000,000(CAD), for a total of $600,000,000(CAD). It is our intent that this total amount will also include financing fees, reserves, taxes, wages, insurance, and other contingency expenses. No assurances can be given that the actual capital costs and startup capital will not exceed these estimates. No assurances can be given that such financing will be available at all or, if available, on terms that will be acceptable to us. We currently have no agreements or source or commitments for such financing.

Business Strategy

We have implemented several initiatives that we believe will further our business strategy to build and operate the Stoughton Refinery. The principal elements of our business strategy are:

Identify and Attract Growth Capital. In order to execute our business strategy, we will require a significant amount of financing. Any proceeds we receive from our Primary Offering will be used to commence only the very early stages of this process. If we raise the maximum amount of funds from our Primary Offering, we will be able to commence the process of obtaining the studies to validate the viability and suitability of the Land for the purpose of building the Stoughton Refinery and obtain the environmental permit and purchase the Land. If the Land is determined to be viable and suitable, we will need financing, in addition to the proceeds from our Primary Offering, to do the balance of the Predevelopment Work and to purchase the Land. Also, we estimate that the Stoughton Refinery will cost approximately $600,000,000(CAD) to build and commence operations. Accordingly, we intend to seek the necessary substantial financing to for the construction of the Stoughton Refinery after completion of the Pre-development Work.

Increase Refinery Throughput. As we commence building operations for the Stoughton Refinery and the Stoughton Refinery comes online, we will seek to increase crude oil throughput. We intend to construct the Stoughton Refinery to be able to process up to approximately 40,000 barrels per day.

 Location of the Stoughton Refinery reducing Logistics Costs

Because of the location of the Stoughton Refinery, we believe that the logistics costs will be reduced due to the proximity of the supply of feed stock and the consumption of our refined products by our intended customers.

 Use of Alternative Energy to Run the Stoughton Refinery. We believe that an important variable direct operating cost of operating the Stoughton Refinery will be energy, which will be comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, that will be used by the Stoughton Refinery and other operations will affect our operating costs. Fuel and utility prices have been, and we expect will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our revenues, profitability and cash flows. We intend to explore and, if feasible, use alternative sources of energy to operate the Stoughton Refinery to lower our operating costs. No assurances can be given that alternative sources of energy will be available or sufficient to operate all of any portion of the Stoughton Refinery or that the use of alternative sources of energy will lower our operating costs.

 Product Line Quantities

We believe that the amount of crude oil being produced through new horizontal drilling and hydraulic fracking techniques and technologies and the recent increases in the price of refined oil has created many opportunities for the refining business throughout the Bakken area. We believe that most of the products from our proposed Stoughton Refinery can be sold in the Saskatchewan province.

Based on operating the Stoughton refinery on a 360-day year of operations and refining at a capacity of 40,000 BPD, with crude from the Viewfield oil field area, we estimate the Stoughton Refinery product output as follows:

 Product Yield in barrels per day, gallons per day, and total gallons per year

Product	Barrels Per Day	Gallons Per Day	Total Gallons Per Year
Gasoline	18,400 barrels	772,800 gallons	278,208,000 gallons
#2 Diesel	13,200 barrels	554,400 gallons	200,000,000 gallons
#1 Diesel	5,600 barrels	235,200 gallons	84,672,000 gallons
AGO/bottoms	2,800 barrels	117,600 gallons	42,336,000 gallons

These yields are estimates only and do not take into consideration that the yield per barrel increases about 2.6 gallons when refined. A refined 42-gallon barrel can yield 44.6 gallons of product due to molecular expansion and light gas off-take. Other products can include ethane, propane, isobutane, n-butane, isopentane, n-pentane, and hexanes, with the largest volumes of these products being butane and propane. There will also be elemental sulfur that is a sellable product. These estimates do not include the additional gasoline produced by refining an additional 10,000 barrels per day of raw naphtha into gasoline. No assurances can be given that we will be able to achieve such estimated product yields or to achieve a 360-day year of operations.

Although gasoline and diesel are expected to be the major products derived from the refining process at the Stoughton Refinery, we expect that additional products can be manufactured from refined by-products including jet fuel, heavy fuel oil, asphalt, lubricants and many more products.

Marketing and Sales

The Stoughton Refinery will require truck loading and unloading facilities for the crude supply and the refined products. We believe that most of the gasoline and diesel can be sold at the site or “rack” and be transported by truck. Some of the product may also be shipped by rail tanker car to other refineries or processing plants for the particular product.

We expect that the price of the gasoline and the diesel per gallon will follow the “rack” prices in the nearby cities. These prices are posted on a daily basis at reporting groups such as OPIS (oil price information service).

We intend to sell part of the AGO (atmospheric gas and oil) and bottoms locally to the drilling industry for their diesel-based drilling fluids and the fluids that are utilized when they turn horizontal. We also intend to sell the balance to other refineries to utilize their heavy oil conversion units or for ultra-low sulfur ship fuel.

IEC Letter of Intent

On April 15, 2018, we entered into a conditional binding letter of intent with Inductance Energy Corporation a Wyoming corporation (“IEC”), pursuant to which if all of the conditions contained in the letter of intent are satisfied, (a) we will be merged with a newly formed subsidiary of IEC with us being the surviving company, (b) we will issue to IEC such number of new shares of our Common Stock as shall represent 60% of our then issued and outstanding shares of Common Stock, and (c) IEC will provide to us as the surviving company up to $50,000,000(USD), a portion of which (estimated at $7,500,000 CAD) we intend to use to (i) validate the viability and suitability of the development of the Stoughton Refinery on the intended sight in Stoughton Saskatchewan Canada, which will include obtaining environmental and engineering studies to validate the viability and suitability of the intended site for the Stoughton Refinery, and (ii) if the site is determined to be viable and suitable, we will commence the process of obtaining the required permits to build the Stoughton Refinery and (iii) we will acquire the Land, and (iv) we will pay other related costs. No assurances can be given that the conditions to the letter of intent with IEC will be satisfied or that the transactions or the financing, including the estimated $7,500,000(CAD), contemplated in the letter of intent will be consummated.

Long Range - Additional Operations

If we are able to obtain sufficient financing to complete the Predevelopment Work and complete the development and construction of the Stoughton Refinery and commence the operation of the Stoughton Refinery, and if we can obtain additional substantial financing, our long range plan is to expand the Stoughton facility on the Land to include (i) a bio-ethanol plant with an initial capacity of approximately 65,000 tons per year that will provide ethanol for blending the product gasoline from the Stoughton refinery. We expect that the main feedstock for this plant will be wheat/barley/flax straw sourced from the local market and (ii) a rail line extension project that will allow us and local grain producers to transport products to the boarder by using only one carrier. No assurances can be given that we will be able to obtain such additional substantial financing to expand our Stoughton facility to include a bio-ethanol plant or to develop a rail line extension. We currently have no agreements or source or commitments for such financing and no assurances can be given that such financing will be available at all or if available on terms that will be acceptable to us.

Competition

We intend to develop, construct and operate the Stoughton refinery in the Bakken region of Stoughton, Saskatchewan Canada. Currently, refined products are supplied from the region’s existing refineries as well as from refineries located in other regions, including the Midwest via interstate pipelines. We believe that the principal competitive factors that will affect us are costs of crude oil and other feedstocks, refinery efficiency, refinery product mix and costs of product distribution and transportation. As a new entrant to the refining industry, we will face significant competition and barriers to entry from larger companies such as Valero Energy Corp and BP and others. Because of their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to compete on the basis of price, to obtain crude oil in times of shortage, and to bear the economic risk inherent in all phases of the refining industry.

Intellectual Property

At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

Research and Development

We are not currently conducting any research and development activities.

Governmental Regulation

All of our contemplated operations and properties are and will be subject to extensive Canadian and U.S. federal, provincial, state and local environmental and health and safety regulations governing, among other things, the generation, storage, handling, use and transportation of petroleum and hazardous substances; the emission and discharge of materials into the environment; waste management; and characteristics and composition of gasoline and diesel fuels. Our operations also require numerous permits and authorizations under various environmental and health and safety laws and regulations. Failure to comply with these permits or environmental laws generally could result in fines, penalties or other sanctions or a revocation of our permits. We will have to make significant capital and other expenditures related to environmental and health and safety compliance, including with respect to our air permits and the low-sulfur gasoline and ultra-low-sulfur diesel regulations.

Canada has adopted the Canadian Environmental Protection Act 1999 (“CEPA”) and the U.S. Environmental Protection Agency has adopted regulations that require significant reductions in the sulfur content in gasoline and diesel fuel. These regulations required most refineries to begin reducing sulfur content in gasoline. However, we believe we may qualify for what is known as “small refiner status” under such regulations which would provide us some relief from some of such regulations. We intend to have the Stoughton Refinery designed and engineered to adhere to all required regulations of CEPA. No assurances can be given that the Stoughton Refinery we will adhere to all required regulations of CEPA.

Certain environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up spills, releases and discharges of petroleum or hazardous substances, even if these owners or operators did not know of and were not responsible for such spills, releases and discharges. These environmental laws also assess liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person.

In addition to clean-up costs, we may face liability for personal injury or property damage due to exposure to chemicals or other hazardous substances that we may have manufactured, used, handled or disposed of or that are located at or released from our refinery or otherwise related to our current or former operations. We may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of petroleum or hazardous substances from our refinery to adjacent and other nearby properties.

Waste Handling

The Canadian federal government and provincial statutes and regulations affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With applicable approval, the individual provinces administer some or all of the provisions of such laws, sometimes in conjunction with their own, more stringent requirements. No assurances can be given the CEPA or applicable provincial or local governments will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Legislation has been proposed from time to time in the Canadian Parliament to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

 Other Regulations of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous Canadian federal, provincial, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal, provincial and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry will increase our cost of doing business and, consequently, will affect our profitability, we believe that these burdens generally will not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The inter-provincial transportation and sale for resale of oil and natural gas is subject to federal and provincial regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Canadian National Energy Board. Canadian regulations govern the price and terms for access to oil and natural gas pipeline transportation. Regulations covering inter-provincial oil and natural gas transmission in some circumstances may also affect the intra-provincial transportation of oil and natural gas.

Although oil and natural gas prices are currently unregulated, the Canadian Parliament historically has been active in the area of oil and natural gas regulation. We cannot predict whether new legislation to regulate oil and natural gas might be proposed, what proposals, if any, might actually be enacted by the Canadian Parliament or the various provincial or state legislatures, and what effect, if any, the proposals might have on our operations. Sales of condensate, oil and natural gas liquids (“NGLs”) are not currently regulated and are made at market prices.

Employees

With the exception of Jeffrey Mallmes, our Chairman, President, and Treasurer and Andrew J. Kacic, our Secretary, we currently have no other employees. We have no employment agreements with any of our management. Mr. Mallmes, Mr. Kacic, Mr. Hinz, Mr. Ethington and Ms. Bing are devoting their full efforts and as much time as needed to move the Company forward. We anticipate hiring additional employees as business activity warrants. We intend to use independent consultants to assist in the development, construction and initial operations of the Stoughton Refinery.

Legal Proceedings

In the ordinary conduct of our business, we may be subject to periodic lawsuits, investigations and claims, including environmental claims and employee-related matters. There are no material current legal proceedings pending against us.

Properties

Our current corporate offices are located at our attorney’s office at 218 N. Jefferson street Suite 400, Chicago, Illinois, 60661 at no cost to the Company.

Research and Development Expenditures

The Company has not incurred any research expenditures since incorporation.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC. Electronically filed reports may be accessed at www.sec.gov. Interested parties also may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.

PLAN OF OPERATION

Our business strategy is to develop a “state-of-the art”, energy efficient, 40,000 BPD full slate refinery in Stoughton, Saskatchewan, Canada (the “Stoughton Refinery”) to refine the light shale crude oil from the Bakken formation of the Viewfield oil field area of Saskatchewan, Canada.

Management believes it can source additional capital in the investment markets in the coming months and years. The Company may also consider other sources of funding, including debt, potential mergers and joint ventures.

Future liquidity and capital requirements depend on many factors including timing, cost and progress of the Company’s exploration efforts. The Company will consider additional public offerings, private placement, mergers or debt instruments to finance its activities.

Additional financing will be required in the future to complete all necessary steps to apply for a final permit. Although the Company believes it will be able to source additional financing there are no guarantees any needed financing will be available at the time needed or on acceptable terms, if at all. If the Company is unable to raise additional financing when necessary, it may have to delay construction efforts or property acquisitions or be forced to cease operations.

RESULTS OF OPERATIONS

	For the three months ended November 30,
	2018	2017	$ Change	% Change
Office and public company expense	$8,458	$6,710	$1,758	26.2%
Legal and professional fees	25,901	49,653	(23,752)	(47.8%)
Other expense (income)	463	(81)	544	(671.6%)
NET LOSS	$34,832	$56,282	$(21,450)	(38.1%)

	For the nine months ended November 30,
	2018	2017	$ Change	% Change
Advertising and marketing	$-	$6,836	$(6,836)	(100.0%)
Management fees and compensation	5,131	-	5,131	N/A
Office and public company expense	30,659	18,760	11,899	63.4%
Amortization of land purchase options	-	120,032	(120,032)	(100.0%)
Legal and professional fees	211,430	160,403	51,027	31.8%
Other expense (income)	2,253	(766)	3,019	(394.1%)
NET LOSS	$249,473	$305,265	$(55,792)	(18.3%)

The Company has earned no operating revenue in 2018 or 2017 and does not anticipate earning any revenues in the near future.

The Company will continue to focus its capital and resources toward permitting and development activities at its Stoughton Property.

Total net loss for the three months ended November 30, 2018 of $34,832 decreased by $21,450 from the three months ended November 30, 2017 total net loss of $56,282. Total net loss for the nine months ended November 30, 2018 of $249,473 decreased by $55,792 from the nine months ended November 30, 2017 total net loss of $305,265.

Office and public company expense

	For the three months ended November 30,
	2018	2017	$ Change	% Change
General administrative and insurance	$818	$1,089	$(271)	(24.9%)
Travel	4,890	4,107	783	19.1%
Transfer agent fees	2,760	1,514	1,246	82.3%
Total office and public company expense	$8,468	$6,710	$1,758	26.2%

	For the nine months ended November 30,
	2018	2017	$ Change	% Change
General administrative and insurance	$2,834	$6,133	$(3,299)	(53.8%)
Travel	20,122	6,054	14,068	232.4%
Transfer agent fees	7,703	6,573	1,130	17.2%
Total office and public company expense	$30,659	$18,760	$11,899	63.4%

Total office and public company expense increased $1,758 to $8,468 for the three months ended November 30, 2018 compared to 2017 expense of $6,710. Total office and public company expense for the nine months ended November 30, 2018 compared to 2017 increased $11,899 from $18,760 to $30,659.

Travel expense increased to $4,890 for the three months ended November 30, 2018 compared to $4,107 for the three months ended November 30, 2017 as management spent a significant amount of time meeting with various capital providers and potential merger candidates (Note 6 to the Consolidated Financial Statements). For the nine months ended November 30, 2018, travel expense increased $14,068 for the same purpose.

Legal and professional fees

	For the three months ended November 30,
	2018	2017	$ Change	% Change
Audit fees	$5,331	$(7,000)	$12,331	(176.2%)
Accounting	4,690	3,750	940	25.1%
Consultants	-	4,063	(4,063)	(100.0%)
Legal	15,880	48,840	(32,960)	(67.5%)
Total legal and professional fees	$25,901	$49,653	$(23,752)	(47.8%)

	For the nine months ended November 30,
	2018	2017	$ Change	% Change
Audit fees	$24,662	$-	$24,662	N/A
Accounting	23,208	22,500	708	3.1%
Consultants	-	89,063	(89,063)	(100.0%)
Legal	163,560	48,840	114,720	234.9%
Total legal and professional fees	$211,430	$160,403	$51,027	31.8%

Audit fees increased $12,331 to $5,331 for the three months ended November 30, 2018 compared to a refunded amount of $7,000 for the three months ended November 30, 2017. For the nine months ended November 30, 2018, audit fees increased $24,662 over the prior year.

Consultant fees decreased $4,063 and $89,063 for the three and nine months ended November 30, 2018 compared to the three and nine months ended November 30, 2017, respectively. The Company paid fees with common stock in lieu of cash for services associated with fund raising and capital reorganization during 2017 that did not recur during the three months ended November 30, 2018.

For the three months ended November 30, 2018, legal fees decreased $32,960 to $15,880 compared to $48,840 for the three months ended November 30, 2017. For the nine months ended November 30, 2018, legal fees increased $114,720 compared to $48,840 for the nine months ended November 30, 2017. The Company incurred costs associated with a registration with the SEC and various legal matters associated with corporate governance. There are no pending legal issues or contingencies as of November 30, 2018.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	November 30, 2018	February 28, 2018

Working capital (deficit)	$(224,769)	$2,301
Total assets	14,843	65,186
Accumulated deficit	11,266,989	11,017,516
Stockholders’ deficit	216,947	142,075

WORKING CAPITAL	November 30, 2018	February 28, 2018

Current assets	$7,021	$57,364
Current liabilities	231,790	55,063
Working capital (deficit)	$(224,769)	$2,301

	For the nine months ended
CASH FLOWS	November 30, 2018	November 30, 2017

Cash flow used by operating activities	$(77,843)	$(66,496)
Cash flow provided by financing activities	65,000	50,000
Net decrease in cash during period	$(12,843)	$(16,496)

As of November 30, 2018, the Company had cash on hand of $7,021. Since inception, the primary sources of financing have been sales of the Company's debt and equity securities. Quantum Energy, Inc. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

Quantum Energy, Inc. anticipates continuing to rely on sales of its debt and/or equity securities in order to continue to fund ongoing operations. Issuances of additional shares of common stock may result in dilution to the Company's existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or that it will be able arrange for other financing to fund its planned business activities.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of the Company's stock or alternative methods such as mergers or sale of the Company's assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

The Company plans for the long-term continuation as a going concern include financing future operations through sales of our equity and/or debt securities and the anticipated profitable operations. These plans may also, at some future point, include the formation of joint ventures the joint venture partner would provide the necessary financing in return for equity in the property.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Chairman of the Board who acts as the Company’s Principal Executive Officer ("PEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO/PAO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the Company believes that these material weaknesses are due to the small size of the company's accounting staff. The small size of the Company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended November 30, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Quantum Energy, Inc. is not a party to any material legal proceedings and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of Quantum Energy, Inc. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to Quantum Energy, Inc. or has a material interest adverse to Quantum Energy, Inc. in reference to pending litigation.

ITEM 1A.	RISK FACTORS.

Risks Related to our Company

Our lack of operating history and our having generated no revenues from operations makes it difficult for us to evaluate our future business prospects.

As of the date of this Quarterly Report, we have not commenced operations of our intended Stoughton Refinery, and as of the nine months ended November 30, 2018 we had generated no revenues and incurred a net loss of $249,473. Also, we have not confirmed the viability and suitability of the Land for the Stoughton Refinery, commenced the permitting process, purchased the Land for the Stoughton Refinery, or commenced the development or construction of the Stoughton Refinery. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues and expenses. If we make poor budgetary decisions as a result of unreliable data, we may never commence operating the Stoughton Refinery or become profitable, which may result in a decline in our stock price.

Also, we have no track record in executing our business model and as a consequence, it is difficult, if not impossible to judge our ability to execute our business strategy effectively and we may not be able to implement our business strategy or attain or sustain profitability in the future. To attain and sustain profitability, we must:

●	raise sufficient capital to validate the Land, commence the permitting process, purchase the land, and substantial capital to commence the development and construction of the Stoughton Refinery and to complete the development of the construction of the Stoughton Refinery;

●	attract, integrate, and motivate highly qualified professionals and third-party contractors to develop, construct and operate the Stoughton Refinery; and

●	process oil in such amounts so as to be profitable.

We may not be successful in accomplishing any of these objectives. Our future success depends on our ability to accomplish these objectives and execute our business strategy effectively. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries.

 We will require substantial additional capital to implement our business strategy regarding the development, construction and operation of our Stoughton Refinery.

We estimate that we will require approximately $600,000,000(CAD) to implement our business strategy, including validating the viability and suitability of the Land, commencing the permitting process, purchasing the Land, completing the development and construction of the Stoughton Refinery and commencing the operation of the Stoughton Refinery. At the present time, we have not made any arrangements or received any unconditional commitments to raise funds or to otherwise obtain the significant financing that we will require. If we do not raise such significant amount of capital, it is unlikely that we will be able to complete our business strategy or commence operations of our Stoughton Refinery and in such event, we will either have to suspend our development efforts or our operations until we do raise the capital or cease operations entirely.

 If our estimates related to expenditures and cash flow from operations are erroneous, and we are unable to sell additional equity securities or otherwise obtain financing, our business could fall short of expectations and you may lose your entire investment.

Our financial success is dependent in part upon the accuracy of our management’s estimates of expenditures required to validate the viability and suitability of the Land, commencing the permitting process, purchasing the Land, completing the development and construction of the Stoughton Refinery and commencing the operation of the Stoughton Refinery and estimates of cash flow from operations. If such estimates are materially erroneous or inaccurate, we may not be able to carry out our business strategy, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

Because we have no history of operating a refinery we may not be able to successfully implement our business plan.

We have no operational history in our industry. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on our business.

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues. If we are unable to generate sufficient revenue or secure the substantial financing that will be required in order to develop, construct and commence the operation of the Stoughton Refinery, we may be required to cease or curtail our operations.

Our auditor has indicated in its report that our lack of revenues raises substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure the needed substantial financing, we may be required to cease or curtail our operations. We do not expect to generate significant revenues from operations until the Stoughton Refinery has been in operation for at least approximately six months.

 The risks associated with processing of crude oil could cause personal injury or death, environmental damages, monetary losses and possible legal liability.

We intend to engage in the processing of crude oil through the development, construction and operation of the Stoughton Refinery facility. There are significant operational risks associated with such operations. We do not presently carry property and liability insurance. To the extent that we suffer a loss of a type which would normally be covered by general liability, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Cost effective insurance may contain exclusions and limitations on coverage and may be unavailable in some circumstances. Additionally, we will require substantial capital to afford the cost of property and liability insurance.

Our future results and reputation may be affected by litigation or other liability claims.

We have not procured a general liability insurance policy for our business. The costs of defending any action against us and in paying any claims that result from a settlement or judgment against us could result in adverse publicity, which in turn could result in a loss of consumer confidence in our business or our securities.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our ability to execute our business strategy and our future business and, once operational our results of operations will depend in significant part upon the continued contributions of our senior executive management team including Jeffrey Mallmes, our Chairman, President, Treasurer and director and Andrew J. Kacic, our Secretary and director and William J. Hinz, Richard Ethington and Pamela Bing our independent directors. If we lose the services of any of them or if they fail to perform in their current positions, or if we are not able to attract and retain skilled employees as needed, our ability to complete the Predevelopment Work or commence our refinery operations and our business (if we can commence our refinery operations) could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our senior management team. We depend on the skills and abilities of these key employees in managing the Predevelopment Work, the development, construction and operation of the Stoughton Refinery, and the marketing and sales aspects of our business, any part of which could be harmed by turnover. In this regard, Mr. Mallmes is an experienced business executive and his experience includes working in and manufacturing for the oil industry. However, he has no experience in developing, constructing or operating an oil refinery. Accordingly, the Company intends to hire an experienced oil refinery executive (“Refinery Executive”) to work full time to develop, construct and operate the Stoughton Refinery. Mr. Mallmes has devoted 25-30 hours per week to the Company’s business since he was appointed Chairman, President, Treasurer and director and he intends to continue to devote such amount of time (and more if required) to the Company’s business. No assurances can be given that the Company will be able to hire a Refinery Executive or that the Company will have sufficient capital to attract a Refinery Executive to join the Company’s senior management team.

Our Articles of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Articles of Incorporation generally limit our officers’ and directors’ personal liability to us and to our stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation and Bylaws, provide indemnification for our officers and directors to the fullest extent authorized by the Nevada Revised Statutes against all expense, liability, and loss, including attorney’s fees, judgments, fines, excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he is or was an officer or director of the Company, or is or was serving at the request of the Company whether the basis of the proceeding is an alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, we may be prevented from recovering damages for certain alleged errors or omissions by our officers and directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete our assets. Stockholders who have questions regarding the fiduciary obligations of our officers and directors should consult with independent legal counsel.

With regard to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the Common Stock being registered, we will, unless in the opinion of our counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act of 1933, as amended, and will be governed by the final adjudication of such case.

Implications of Being an Emerging Growth Company.

As a company with less than $1.0 billion in revenue during its last fiscal year, we are considered an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies.  These provisions include:

●	a requirement to have only two years of audited financial statements and only two years of related management’s discussion and analysis included in an initial public offering registration statement;

●	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;

●	an exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal controls over financial reporting;

●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and

●	reduced disclosure about the emerging growth company’s executive compensation arrangements

An emerging growth company is also exempt from Section 404(b) of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which require the stockholders’ approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

●	the last day or our first fiscal year following the fifth anniversary of this offering,

●	the last day of our fiscal year during which we had annual gross revenues are $1 billion or more,

●	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt securities, or

●	the date on which we are deemed to be a “large accelerated filer”, as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the December 21, 2018 effectiveness of our registration statement, we are required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying.  Except during the year that our registration statement became effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 stockholders and do not file a registration statement on Form 8-A under the Exchange Act.  If this occurs after the year in which our registration statement became effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.  After the December 21, 2018 effectiveness of our registration statement , we are required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.  Previously, a company with more than 500 stockholders of record and $10 million in assets had to register under the Exchange Act.  However, the JOBS Act raised the minimum stockholders threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors” (or 2,000 persons in the case of banks and bank holding companies).  The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the stockholder threshold.  This means that access to information regarding our business and operations will be limited.

 We may be unable to continue paying the costs of being public.

The costs of being a public company may be substantial and we may not be able to absorb the costs of being a public company which may cause us to cease being public in the future or require additional fundraising in order to remain in business or remain a public company. We estimate that in the future, costs for legal and accounting at $150,000 per year.

Risks Related to our Business

The volatility of the prices of crude oil and other feedstocks, blendstocks, refined products and fuel prices and utility services could materially and adversely affect our financial results and impede our growth.

If we are able to successfully develop, construct and commence operating the Stoughton Refinery, our revenues, profitability, cash flows and liquidity from refinery operations will depend primarily on the prices and demand for refined fuels and the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil, and products blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase profitability, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs tightens, our earnings, profitability and cash flows will be negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. An increase or decrease in the price of crude oil will likely result in a similar increase or decrease in prices for refined products; however, there may be a time lag in the realization, or no such realization, of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.

In addition, the nature of our business will require us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we will have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories will be valued at the lower of cost or market value under the last-in-first-out (“LIFO”), inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventories were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales.

Prices of refined fuels and crude oil, other feedstocks, blendstocks, and refined products depend on numerous factors including a variety of economic, market, environmental and political conditions that are beyond our control, such as:

●	changes in global supply and demand for natural gas and oil;

●	commodity processing, gathering, and transportation availability;

●	domestic and global political and economic conditions;

●	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

●	weather conditions;

●	technological advances affecting energy consumption;

●	domestic and foreign governmental regulations; and

●	the price and availability of alternative fuels.

Lower refined fuel prices and an increase in crude oil prices may not only decrease our revenue on a per share basis, but also may reduce the amount of refined fuel that we can produce economically.

Our direct operating expense structure will also impact our profitability. If our Stoughton Refinery is operational, our major direct operating expenses will include employee and contract labor, maintenance and energy. We believe that an important variable direct operating cost will be energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our Stoughton Refinery and other operations will affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our revenues, profitability and cash flows. We intend to explore and, if feasible, use alternative sources of energy to operate the Stoughton Refinery in order to lower our Stoughton Refinery operating costs, however no assurances can be given that such alternative sources of energy will be feasible or provided sufficient power for operating the Stoughton Refinery or will lower our Stoughton Refinery operating costs.

Competition from companies who produce their own supply feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do could materially and adversely affect our business and results of operations.

The crude oil refining industry is intensely competitive. Assuming we are able to successfully develop, construct and commence operating the Stoughton Refinery, our refining operations will compete with domestic refiners and marketers in regions of Canada and the United States in which we intend to operate, as well as with domestic refiners in other regions and foreign refiners that import products into Canada and the United States. In addition, we will compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Certain of our competitors have larger and more complex refineries and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors, including but not limited to integrated national or international oil companies, are larger and have substantially greater resources than we do and access to proprietary sources of controlled crude oil production. Unlike these competitors, we will obtain substantially all of our feedstocks from unaffiliated sources. Currently we are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore we will be dependent upon others for outlets for our refined products. Because of their integrated operations and larger capitalization, these competitors may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations. Some of our competitors have been operating in the Bakken formation and have demonstrated the ability to operate through industry cycles. Also, some of our competitors may be able to absorb the burden of present and future federal, provincial, state, local and other laws and regulations more easily than we can. Any of these competitive disadvantages could adversely affect our business, financial condition and results of operations.

Although we intend to develop the Stoughton Refinery as a “state-of-the-art” energy efficient facility, even newer or upgraded refineries that may be developed in the future may be more efficient than the Stoughton Refinery, which may put us at a competitive disadvantage. We intend to take necessary measures to maintain the Stoughton Refinery including, when needed, the installation of new equipment and redesigning older equipment to improve our operations. Over time, the Stoughton Refinery may become obsolete, or be unable to compete, because of the construction of new, more efficient facilities by our competitors. Although we believe that the design of the Stoughton Refinery will allow us to quickly and efficiently upgrade that refinery, no assurances can be given that we will be able to do so if and when needed.

Continued economic turmoil in the global financial system has had and may in the future have an adverse impact on the refining industry.

Our business and profitability will be affected by the overall level of demand for our products, which in turn will be affected by factors such as overall levels of economic activity and business and consumer confidence and spending. Declines in global economic activity and consumer and business confidence and spending (such as those that occurred during the 2009 global recession) may significantly reduce the level of demand for our products. Reduced demand for our products may have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, downturns in the economy may impact the demand for refined fuels and, in turn, result in excess refining capacity. Refining margins are impacted by changes in domestic and global refining capacity, as increases in refining capacity can adversely impact refining margins, earnings and cash flows.

Renewable fuels mandates may reduce demand for the refined fuels we intend to produce, which could have a material adverse effect on our results of operations and financial condition.

Pursuant Canadian and U.S. laws, the Canadian and U.S. governments have issued regulations that mandate blended renewable fuels into the petroleum fuels produced and sold in Canada and the United States, as applicable. These regulations specify the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels. In addition, certain provinces and states have passed legislation that requires minimum biodiesel blending in finished distillates. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products will displace an increasing volume of our Stoughton Refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these current and future requirements, we may need to purchase renewable identification numbers credits (which are a fungible, tradable regulatory currency that represents a qualifying renewable fuel), known as “RIN” credits which have fluctuating costs.

We are exposed to the credit risks, and certain other risks, of our customers, and any material nonpayment or nonperformance by our customers could reduce our ability to operate or operate profitably.

We are subject to the risks of loss resulting from nonpayment or nonperformance by our customers. If any of our most significant customers default on their obligations to us, our financial results could be adversely affected. Our customers may be highly leveraged and subject to their own operating and regulatory risks. Also, we may have a limited pool of potential customers and may be unable to replace any existing customer that defaults on its obligations to us. Therefore, any material nonpayment or nonperformance by our customers could reduce our ability to operate or to operate profitably. Our business is also indirectly exposed to risks faced by our suppliers and other business partners. The impact on these constituencies of the risks posed by economic turmoil in the global financial system and markets and the unrest and turmoil in foreign governments and countries have included or could include interruptions or delays in the performance by counterparties to our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products and the inability of customers to pay for our products. Any of these events may have an adverse impact on our business, financial condition, results of operations and cash flows.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.

If we are able to commence refining operations, significant growth in the size and scope of our operations could place a strain on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, engineers and other professionals in the natural gas and oil industry could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plans.

Compliance with and changes in environmental, health and safety laws and regulations will have a cost impact on our business, and failure to comply with such laws and regulations could have an impact on our assets, costs, revenue generation and growth opportunities. In addition, our customers are also subject to environmental laws and regulations, and any changes in these laws and regulations could result in significant added costs to comply with such requirements and delays or curtailment in pursuing production activities, which could reduce demand for our services. Changes in laws, regulations, policies and obligations relating to climate change, including carbon pricing, could also impact us by adversely affecting the demand for our customers’ products.

When we commence development, construction and operation of the Stoughton Refinery and while we are operating the Stoughton Refinery, we will be subject to extensive environmental, worker health and safety, and other applicable safety laws and regulations, including those relating to the discharge and remediation of materials in the environment, waste management, natural resource protection and preservation, pollution prevention, pipeline integrity and other safety-related regulations and characteristics and composition of fuels. Canadian and U.S. governmental authorities, and analogous provincial and state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. Our operations also will pose risks of environmental liability due to leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water or groundwater. Certain Canadian environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. There can be no assurances that our operating policies and procedures will adequately identify all process safety, personal safety and environmental risks or that all our operating activities will be conducted in conformance with these requirements.

Failure to comply with these laws, regulations and permits may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or retaining or be unable to obtain or retain required permits or approvals for projects related to the Stoughton Refinery, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues, which in turn could affect our business, financial condition, results of operations, cash flows and ability to make cash distributions. As new environmental laws and regulations are enacted, the level of expenditures required for environmental matters could increase. Current and future legislative action and regulatory initiatives could result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we transport, and decreased demand for products we handle that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations or install pollution control equipment or release prevention and containment systems that could materially and adversely affect our business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our products and services.

We expect that our customers are also subject to environmental laws and regulations that affect their businesses, and changes in these laws or regulations could materially adversely affect their businesses or prospects. Any changes in laws, regulations, policies or obligations that impose significant costs or liabilities on our customers, that result in delays, curtailments or cancellations of their projects, or that reduce demand for their products, could reduce their demand for our products and services and materially adversely affect our results of operations, financial position or cash flows.

We cannot predict the potential impact of changes to climate change legislation and regulations to address greenhouse gas (“GHG”) emissions in Canada or in the United States on our future consolidated financial condition, results of operations or cash flows, however changes in laws, regulations, policies and obligations relating to climate change, including carbon pricing, could impact our assets, costs, revenue generation and growth opportunities.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and/or to operate profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Canada or the United States or any other applicable jurisdiction, may be changed, applied or interpreted in a manner which may fundamentally alter our ability to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or to operate profitably.

The marketability of refined fuel products will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of refined fuel products will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, new technology, new sources of energy, land tenure, land use, regulation concerning the importing and exporting of refined products and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of some or all of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

We do not yet have substantial assets or any revenues and we are largely dependent upon the proceeds of our Primary Offering and other sources for the substantial amount of capital we will need to confirm the viability of the Land, to commence the permitting process and to develop, construct and operate the Stoughton Refinery to fully fund our business. In addition to the sale so our shares in our Primary Offering, we will have to seek substantial additional financing to complete our business model or abandon our business strategy.

We have limited capital resources. To date, we have funded our limited operations from limited funding from private investors and we have not generated cash from operations to be profitable. Unless we are able to obtain the substantial financing needed to develop, construct and operate the Stoughton Refinery, and then begin to generate sufficient revenues to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available. We are not aware of any available alternative or additional sources of funds to us to fund our business strategy.

We may not be able to attain profitability without substantial additional funding, which may be unavailable.

We have limited capital resources. Unless we can obtain the substantial additional financing needed for the Predevelopment Work and to develop, construct and operate the Stoughton Refinery and then to begin to generate sufficient revenues to finance our operations as a going concern, we will experience liquidity and solvency problems. Without such financing, we will not be able to commence our refining operations. Also, such liquidity and solvency problems may force us to cease any refinery operations we have commenced. We are not aware of any available alternative sources of funds to us to address these matters.

Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales.

At such time as our Stoughton Refinery is operating, our business will be highly dependent on financial, accounting and other data processing systems and other communications and information systems. We will rely upon the proper functioning of our computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. Currently, we have no formal disaster recovery plan in place.

We intend to enter into non-binding letters of intent with potential customers regarding the purchase of the finished products from the Stoughton Refinery once it is fully operational.

When the Stoughton Refinery is fully operational, and we start to produce refined products, we intend to obtain good faith, non-binding letters of intent with customers to purchase refined products from the Stoughton Refinery. Due to the non-binding nature of such letters of intent, no assurances can be given that we will enter into definitive agreements with such customers or that such customers will purchase the products as specified in such definitive agreements.

We may be unable to obtain or renew permits necessary for our operations or for growth and expansion projects, which could inhibit our ability to do business.

Our Stoughton Refinery will require a number of Canadian and provincial permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. In addition, we may implement maintenance, growth and expansion projects as necessary to pursue business opportunities, and these projects often require similar permits, licenses and approvals. These permits, licenses, approval limits and standards may require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. In some instances, for construction permits, extensive environmental assessments or impact analyses must be completed before a permit can be obtained, which has the potential to result in additional operational delays. Failure to obtain required permits or noncompliance or incomplete documentation of our compliance status with any permits that are obtained may result in the imposition of fines, penalties and injunctive relief.

Any political instability, military strikes, sustained military campaigns, terrorist activity, or changes in foreign policy could have a material adverse effect on our business, results of operations and financial condition.

Any political instability, military strikes, sustained military campaigns, terrorist activity, or changes in foreign policy in areas or regions of the world may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to Canadian and United States trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities. Further, like other industrial companies, our facilities may be the target of terrorist activities. Any act of war or terrorism that resulted in damage to the Stoughton Refinery or third-party facilities upon which we are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.

Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, cyber-attacks, or escalation of military activity in response to these attacks, may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. A breach or failure of our digital infrastructure due to intentional actions such as cyber-attacks, negligence or other reasons, could seriously disrupt our operations and could result in the loss or misuse of data or sensitive information, injury to people, disruption to our business, harm to the environment or our assets, legal or regulatory breaches and potential legal liability.

Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyber-attacks than other targets in Canada. We do not expect to obtain or maintain specialized insurance for possible liability or loss resulting from a cyber-attack on our assets that may shut down all or part of our business. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital including our ability to repay or refinance debt. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Crisis management and business continuity-potential disruption to our business and operations could occur if we do not address an incident effectively.

Our business and operating activities could be disrupted if we do not respond, or are perceived not to respond, in an appropriate manner to any major crisis or if we are not able to restore or replace critical operational capacity.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our future level of debt could have important consequences to us, including the following:

●	a significant portion of our cash flow from operations will be dedicated to the payment of principal of, and interest on, our indebtedness and will not be available for other purposes;
●	covenants contained in our debt arrangements may limit our ability to borrow additional funds, dispose of assets and make certain investments;
●	such covenants may also require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;
●	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;
●	we may be at a competitive disadvantage to those of our competitors that are less leveraged and we may be more vulnerable to adverse economic and industry conditions;
●	our funds available for operations and any future business opportunities will be reduced by that portion of our cash flow required to make interest payments on our debt;
●	such financing may contain covenants that limit our ability to declare dividends to our stockholders; and
●	our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity. We may not be able to effect any of these actions on satisfactory terms or at all.

We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.

If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations in connection with the development and construction and operation of the Stoughton Refinery, or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and substantial long-term capital needs. If we are able to develop, construct and operate the Stoughton Refinery, we expect that our short-term working capital needs will be primarily related to financing certain of our refined products inventory that will not be covered by our various products off-take agreements we intend to enter into with customers. In addition to our long-term capital need to finance the development, construction and operation of the Stoughton Refinery, we expect our long-term needs for cash will include those to support ongoing capital expenditures for crude oil and other feedstocks, equipment maintenance and upgrades during turnarounds at the Stoughton Refinery and to complete our routine and normally scheduled maintenance, regulatory and security expenditures. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our liquidity will affect our ability to satisfy any of these needs or obligations.

Risks Related to our Common Stock

We are subject to “Penny Stock” regulations and restrictions and you may have difficulty selling shares of our Common Stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  We anticipate that our Common Stock would be considered a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a “penny stock”, unless exempt, the rules require delivery, prior to any transaction in a “penny stock”, of a disclosure schedule prepared by the SEC relating to the “penny stock” market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stock”.

We do not anticipate that our Common Stock will qualify for exemption from the “penny stock” Rule. In any event, even if our Common Stock were exempt from the “penny stock” Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of “penny stock”, if the SEC finds that such a restriction would be in the public interest.

You will experience an immediate and substantial dilution in the net tangible book value of our Common Stock you purchase in our offering.

The initial public offering price per share of our Common Stock in our Primary Offering is substantially higher than the pro forma net tangible book value per share of our Common Stock immediately after this offering. As a result, you may pay a price per share that substantially exceeds the book value of our assets after subtracting our liabilities. Investors who purchase Common Stock in our Primary Offering will be diluted by $1.927(USD) per share after giving effect to the sale of shares of Common Stock in our Primary Offering at the offering price of $2.00(USD) per share. If we grant options in the future to our employees, and those options are exercised or other issuances of Common Stock are made, there will be further dilution.

The initial public offering price of our Common Stock may not be indicative of the market price of our Common Stock after our offering and our stock price may be highly volatile.

The initial public offering price of our Common Stock in our Primary Offering is based on numerous factors and may not be indicative of the market price of our Common Stock after this offering. The market price may be affected by such factors as:

●	variations in actual or anticipated operating results;
●	changes in, or failure to meet, earnings estimates of securities analysts;
●	market conditions in the oil refining industry;
●	regulatory actions;
●	general economic and stock market conditions; and
●	the availability for sale, or sales, of a significant number of shares of our Common Stock in the public market.

These and other factors may cause the market price of our Common Stock to decline below the initial public offering price, which in turn would adversely affect the value of your investment.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could significantly harm our profitability and reputation.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Common Stock, our stock price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our Common Stock or publish inaccurate or unfavorable research about our business, our Common Stock price would likely decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Common Stock price or trading volume to decline and our Common Stock to be less liquid.

Sales of our Common Stock under Rule 144 could reduce the market price of our Common Stock.

We have registered 2,000,000 newly issued shares in our Primary Offering and d 24,680,137 shares to be sold by our selling stockholders which includes 3,116,468 shares of Common Stock reserved for issuance upon the exercise of outstanding options and warrants all of which have an exercise price of $1.00(USD) per share. All of our remaining restricted shares will still be subject to the resale restrictions of Rule 144. All of our remaining restricted shares will still be subject to the resale restrictions of Rule 144. In general, (i) a person (who is not an affiliate) who holds restricted shares of a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”) and has held the shares or a period of six months from the date of purchase, such person may sell an unlimited number of his/her shares provided that the current public information requirement under Rule 144 is satisfied, and if that person has held the shares for one year from the date of purchase, the person may sell an unlimited number of shares under Rule 144 and need not comply with any other Rule 144 requirements, (ii) a person (who is not an affiliate) who holds shares of a company that is not a reporting company under the Exchange Act must hold the shares for a period of one year and then may sell an unlimited number of shares under Rule144 and need not comply with any other Rule 144 requirements, (iii) a person who is an affiliate and the Company is a reporting company under the Exchange Act must hold his/her shares for a period of six months from the date of purchase and then may resell the shares in accordance with all Rule 144 requirements and (iv) a person who is an affiliate and the Company is not a reporting company under the Exchange Act must hold the shares for one year and then may resell the shares in accordance with all Rule 144 requirements. The availability for sale of substantial amounts of Common Stock under Rule 144 could reduce prevailing market prices for our securities.

We may, in the future, issue additional shares of Common Stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorize the issuance of 495,000,000 shares of Common Stock. As of August 31, 2018, we had issued and outstanding 48,491,485 shares of Common Stock and 3,166,468 shares of Common Stock reserved for issuance upon the exercise of outstanding options and warrants all of which have an exercise price of $1.00(USD) per share. Accordingly, we have the authority to issue additional shares of Common Stock and may elect to do so in the future. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our Common Stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our Common Stock to investors pursuant to certain exemptions from the registration requirements of the applicable Canadian and provincial, and/or U.S. and state securities laws. The basis for relying on such exemptions is factual; that is, the applicability and availability of such exemptions depends upon, among other things, the disclosures we provide to prospective investors and our conduct and the conduct of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any applicable law. Instead, we may elect to relay upon the operative facts as the basis for our reliance on such exemption, including information provided by investors themselves.

If any such offering did not qualify for the intended exemption in the applicable jurisdiction, an investor may have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. If one or more investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the applicable governmental agencies.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the Company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of who are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of the Company.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell their shares.

We intend to retain any future earnings to finance the development, expansion and operation of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell their shares. There is no assurance that stockholders will be able to sell their shares when desired.

Opt-in right for emerging growth company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCOSURES.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(*)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM ENERGY, INC.

Date:	January 14, 2019	By:	/s/ JEFFREY MALLMES
Principal Executive Officer

Date:	January 14, 2019		/s/ JEFFREY MALLMES
		By:	Principal Accounting Officer

