Form 10-K
period 2019-02-28
QUANTUM ENERGY INC.
filed 2021-01-25
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-225892

Quantum Energy Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0428608
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification no.)
3825 Rockbottom
Henderson, NV	89030
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
702-323-6455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.001 Par Value	QEGY	OTC.PK

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐          No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐       No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑     Emerging growth company ☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐       No ☑

The aggregate market value of the common voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed third fiscal quarter,  January 14, 2019, was $7,273,723.

As of January 14, 2019 there were 48,491,485 Shares of issuer’s common stock, $0.001 par value, issued and outstanding.

GLOSSARY OF KEY TERMS

Adjusted diluted EPS from continuing operations	Non-GAAP measure defined as diluted earnings per share from continuing operations before the one-time, non-cash income tax benefit

Adjusted income from continuing operations	Non-GAAP measure defined as income from continuing operations before the one-time, non-cash income tax benefit

GAAP	Generally Accepted Accounting Principles
QEGY	Quantum Energy Inc.
SEC	United States Securities and Exchange Commission

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are based on management’s current expectations, assumptions, and beliefs concerning future developments and their potential effect on our business and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, and stock price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would”, “if, “shall”, “might”, “will likely result, “projects”, “goal”, “objective”, or “continues”, or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Additionally, statements concerning future matters such as our business strategy, development of new products, sales levels, expense levels, cash flows, future commercial and financing matters, future partnering opportunities and other statements regarding matters that are not historical are forward-looking statements.

Although the forward-looking statements in this Annual Report reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we intend to operate in one or more very competitive and rapidly changing industry. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date we file this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report.

CERTAIN REFERENCES AND NAMES OF OTHERS USED HEREIN

This Annual Report may contain additional trade names, trademarks, and service marks of others, which are the property of their respective owners. Except as otherwise disclosed herein, we do not intend our use or display other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

The terms “we,” “our,” “us”, “Quantum Energy” and the “Company” refer to Quantum Energy Inc. and its subsidiaries, unless the context suggests otherwise.

ITEM 1.	Business.

General

We, Quantum Energy Inc., are a Nevada corporation. We were originally incorporated as Boomers Cultural Development, Inc. (“Boomers”) on February 5, 2004, in the State of Nevada to be a service-oriented firm that would integrate the cultural interests of baby boomers with destination learning, by packaging onsite personal growth, education, and entertainment seminars with a variety of vacation destinations. On May 18, 2006, our name was changed to Quantum Energy, Inc. and our business focus was changed to concentrate on the energy industry and, in particular, the oil and gas portions of the energy industry. We currently have two 100% owned subsidiaries: Dominion Energy Processing Group, Inc. (“DEPG”), a Canadian Federal business corporation, which is our 100% owned Canadian subsidiary and FTPM Resources, Inc., a Texas corporation.

In connection with our efforts in the energy industry, we acquired interests in various oil & gas properties in the Barnett Shale area of West Texas. After the initial success of the Barnett Shale leases, the production program in the Barnett Shale area encountered substantial difficulties. Numerous wells throughout this extensive area experienced production difficulties. In addition to the production problems was the severe drop in natural gas prices. As a result, all of the wells in which we had interests were suspended and all marginal wells were capped, and we abandoned our interest in the Barnett Shale area. From 2008 through 2010, we planned, when and if funding became available, to acquire high-quality oil and gas properties, primarily proven producing and proven undeveloped reserves as well as exploring low-risk development drilling and work-over opportunities with experienced, well-established operators. However, the needed substantial finding for these for opportunities was not available. From 2010 to 2017, we continued to consider and explore other energy industry opportunities. We focused on the development and operation of an oil refinery to refine oil from the Bakken formation. In 2013, we entered into various transactions in pursuit of the financing needed for the development of such a refinery and we pursued other potential energy related opportunities. However, we were not able to raise the substantial funding that would be needed to acquire the land, obtain the required permits, and developing and operating such a refinery. During the period from October 2017 to April 2019, among other things: we reviewed all of the outstanding agreements and transactions that we had entered into between August 2013 and November 2017 and we began to renegotiate, rescind or settle all of those agreements that had proven not to be in our best interest or in the best interest of our stockholders. In this regard, the shares of our common stock that had been issued in connection with such cancelled transactions were returned to us and shares of our Series B Preferred Stock that had been issued were returned and cancelled.

Since December 5, 2016, we have continued to pursue energy opportunities, including alternative energy opportunities, as well as, the substantial financing needed by such energy opportunities as follows:

(i)     Provided substantial financing is available, we focused on developing a smaller “state-of-the art”, energy efficient, 40,000 BPD full slate refinery in Stoughton (southeastern) Saskatchewan, Canada (the “Stoughton Refinery”) in the heart of the Viewfield oil field area of the Bakken formation. The Stoughton Refinery was to be designed to use light sweet crude feedstock from the Bakken formation in the Viewfield oil field area of the Province of Saskatchewan, Canada to produce a limited number of products for the local market. We planned to utilize Bakken crude as our feedstock since it would be the most plentiful crude slate in the Viewfield oil field area where the Stoughton Refinery was to be located. We planned to refine and sell a variety of refined products to our customers, including natural gas liquids, gasoline, jet fuel, diesel, drilling mud oil, ultra-low sulfur fuel oil, and sulfur and feedstocks. In this regard, on August 2, 2016, we formed our Canadian subsidiary, Dominion Energy Processing Group, Inc. for purposes of the pre-development work, construction and operation of the Stoughton Refinery.

In connection with our efforts regarding developing and operating the Stoughton Refinery, we identified a 480-acre site in Stoughton, Saskatchewan (the “Land”) on which to construct the Stoughton Refinery provided various tests to confirm the validity and suitability of the hydrology and the Land for the construction and operation of the Stoughton Refinery. The Land is located approximately 100 kilometers north of the Canadian USA border in southeastern Saskatchewan in the regional municipality of Tecumseth in the heart of the Viewfield oil field area of the Bakken formation. The Land has sufficient acreage to accommodate expansion of the Stoughton Refinery facilities to included future ethanol and rail-car load and unload facilities. According to a 2015 report from the National Energy Board (an independent economic regulatory agency created in 1959 by the Government of Canada, the unconventional, marketable resources of the Bakken in the Viewfield oil field area are expected to be 74 million m³ (464 million barrels) (see “The Ultimate Potential for Unconventional Petroleum from the Bakken Formation of Saskatchewan – Energy Briefing Note” April 2015 of the National Energy Board (an independent economic regulatory agency created in 1959 by the Government of Canada, http://www.nebone.gc.ca/nrg/sttstc/crdlndptrlmprdct/rprt/2015bkkn/2015bkkneng. pdf).

On December 5, 2016, we executed a Farm Contract of Purchase and Sale (the “Land Contract”) with the landowner. The purchase price of the Land under the Land Contract was $500,000(CAD). We paid $10,000(USD) ($7,822(CAD)) as a deposit on the Land. Our obligation to purchase the Land under the Land Contract is subject to certain terms and conditions including: (1) the completion of the various tests to confirm the validity and suitability of the hydrology and the Land for the construction and operation of the Stoughton Refinery; (2) the proposed Stoughton Refinery meeting all requirements of various Saskatchewan government laws, and bylaws and being fully approved by all levels of the Saskatchewan government and agencies; and (3) the Land purchase being approved the Saskatchewan Farm Land Security Board (collectively the “Predevelopment Work”). The Land Contract had an initial expiration date of December 15, 2017, however, we have negotiated several extensions of the Land Contract until October 31, 2019 (unless further extended), for removal of all terms and conditions to the purchase of the Land and the purchase price of the Land under the Land Contract was increased to $525,000(CAD). No assurances can be given that we will be able to obtain all required governmental approvals.

If the viability and suitability of the Land for the development, construction and operation of the Stoughton Refinery is validated, and provided we have obtained the required substantial capital, and provided substantial funding is available, we intend to commence the process of obtaining necessary permits and approvals to develop, construct and operate the Stoughton Refinery.

As of the date of this report, we have been unable to raise the substantial funds required to acquire the Land or complete the predevelopment work or to construct the proposed Stoughton Refinery. No Assurances can be given that we will obtain the needed substantial capital to acquire and validate the suitability of the Land or to develop, construct and operate the Stoughton Refinery.

(ii)     On April 15, 2018, we entered into a (conditional) binding letter of intent (the “IEC LOI”) with Inductance Energy Corporation Energy Corporation, a Wyoming corporation (“IEC”), which purports to have developed an alternative source of energy through the invention and development of magnetic “earth engines”. Pursuant to the IEC LOI , if all of the conditions contained in the IEC LOI are satisfied, (a) we would merge with a newly formed subsidiary of IEC with us being the surviving company, (b) we would issue to IEC such number of new shares of our Common Stock as shall represent 60% of our then issued and outstanding shares of Common Stock, and (c) IEC would provide to us, as the surviving company, up to $50,000,000(USD), a portion of which (estimated at $7,500,000 CAD) we would use to validate the viability and suitability of the development of the Stoughton Refinery on the land (“Land”) for intended sight in Stoughton Saskatchewan Canada, which would include obtaining environmental and engineering studies to validate the viability and suitability of the intended site for the Stoughton Refinery, and if the site is determined to be viable and suitable, we would commence the process of obtaining the required permits to build the Stoughton Refinery and we would acquire the Land, and (c) we would pay other related costs. The conditions to the IEC LOI were not satisfied and on April 23, 2019, we entered into a Mutual Agreement with IEC to cancel and rescind the IEC LOI. The parties agreed that the mutual cancellation/rescission is based on the inability of the parties to reach an agreement that serves their respective best interests and priorities, and that the cancellation/rescission of the IEC LOI will enable each party to pursue its unique opportunities and interests.

(iii)     On April 2, 2019, we and our wholly owned subsidiary FTPM Resources, Inc. entered into non-binding Letter of Intent with Easy Energy systems Inc. (“EESI”) to form a joint venture the purpose of developing and marketing of clear glucose using EESI’s patented Modular Energy Production System technology (“MEPS®”). EESI’s Modular Energy Production Systems are small-scale modular biorefineries for the production of alternative liquid biofuels and other products from various feedstocks. MEPS® modules are fully automated, self-contained shipping container sized modules (the “Modules”) that contain a specific scientific process to process energy based on the particular targeted Feedstock. The Modules are factory-built and can be connected together in a matter of weeks to convert different forms of Feedstock into different forms of renewable energy and other high value products. The Modules can be shipped to remote villages and cities all over the world. That joint venture was to have been owned 33% by FTPM and 67% by EESI.

On June 28, 2019, we and EESI modified that proposed joint venture transaction and we entered into a Binding Letter of Intent (the June 28, 2019 Binding Letter of Intent”) with EESI to form a joint venture (hereinafter referred to as “JV-1”) for the purpose of creating and funding multiple operating joint venture limited liability companies (each an “Operating JV”) each of which to be focused on a different vertical market feedstock utilizing the MEPS® technology to create energy. Each Operating JV is expected to be assigned exclusive distribution rights based on a territory and/or specified Feedstock, and each of which will be financed by the funding source of that Operating JV. Each Operating JV would be owned 50% by that funding source for the particular LLC and the remaining 50% by JV-1 (which will be split equally between us and EESI).

(iv)     On April 8, 2019, we entered into a non-binding memorandum of understanding (“Peconic MOU”) with Peconic Energy Inc., a Wyoming corporation. Peconic is presently engaged in the business of exploring for oil, gas and other hydrocarbons within the State of Texas and is the owner of certain lands located in Gonzales and Wilson counties Texas, which lands are considered by Peconic to be prospective for finding oil, gas and other hydrocarbons. Pursuant to the Peconic MOU, if the parties negotiated and executed a binding agreement, we would acquire 100% of Peconic for shares of newly created preferred stock and we were to contribute to Peconic a loan of $500,000 and an additional $150,000 of bridge financing from a funding source introduced by Peconic.

Also, on April 17, 2019, we loaned $30,000 to Peconic Energy, Inc. (“the Peconic Loan”). This loan is evidenced by a secured convertible promissory note (“Peconic Note”) which provides for interest which shall accrue at rate of 12% per annum or 40% of the gross revenues generated by the maker, whichever is greater, the principal balance and all accrued interest being due and payable 18 months from the date of the note. The Peconic Note is secured by 100% of the Peconic’s assets and is convertible at any time during the term of the note into 40% of the Peconic’s assets (see (v) below regarding Power Up Lending Group Ltd.).

Pursuant to the Peconic MOU, if definitive agreements were not executed by the close of business on April 22, 2019, the Peconic MOU would be automatically rescinded. Definitive agreements were not executed and the proposed transaction with Peconic was automatically rescinded. As of the date of this report, no further action is anticipated relating to the Peconic MOU.

(v)     In connection with the Peconic MOU (see (iv) above), on April 9, 2019 we entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) providing for the issuance of a Convertible Promissory Note (the “Power Up Note”) in the principal amount of $45,000. From this loan, we in turn loaned $30,000 to Peconic. The Power Up Note bears 12% interest with the principal balance and all accrued interest being due and payable on April 9, 2020. The Power Up Note provides for default interest at 22%, in the event of default. The Power Up Note contains conversion terms whereby Power Up has the right to convert the Power Up Note into shares of the Company’s common stock at a 39% discount on the lowest closing price of the Company’s common stock during the prior 20 trading day period. The conversion option expired on October 7, 2020. On June 18, 2019, we received a default notice from Power Up stating that we are in default under the Power Up Note because, among other reasons, we failed to comply with the reporting requirements of the Securities Exchange Act of 1934 as required by the Note, and therefore accelerating the terms of the Power Up Note and demanding that the Company pay the default sum of $67,500 together with accrued interest and accrued default interest with respect to the Power Up Note. We are currently seeking to reach a settlement of this matter with Power Up but as of the date of this report no settlement has been reached.

(vi)     On April 16, 2019, we entered into a Non-Binding Memorandum of Understanding (“EESI Infrastructure MOU”) to acquire EESI Infrastructure Series, LLC (“EESI Infrastructure”). The prospective EESI Infrastructure acquisition, if consummated as contemplated in the EESI Infrastructure MOU, would provide an Engineering, Procurement and Construction (“EPC”) guarantee for the construction of an addition to the existing $11.2 million plant of EESI Systems in Emmetsburg, Iowa. This addition would add a 9.3 Mega Watt dual gas power plant to EESI Systems’ Emmetsburg facility at an anticipated cost of approximately $10 million dollars. The EPC guarantee would provide a Warranty Bond Guarantee to ensure the plant will remain operational for 18 months after completion of the Emmetsburg facility Power Plant. The EESI Infrastructure MOU also contemplated that we would issue shares of newly authorized preferred stock and that cash would be paid to EESI Infrastructure. Upon signing the EESI Infrastructure MOU, we advanced $25,000 to the EESI Infrastructure. As of the date of this report, the transactions contemplated by the EESI Infrastructure MOU have not been consummated, we are currently seeking to get a refund from EESI Infrastructure of the $25,000 we advanced to EESI Infrastructure and no further action is anticipated relating to the EESI Infrastructure MOU.

(vii)     Effective May 24, 2019, we entered into an Asset for Stock Swap Agreement (“Swap Agreement”) with the Looper Family Office, LLC, a Texas limited liability company and Quay View Partners, LLC (“Sellers”) pursuant to which the Sellers agreed to convey to us 100% of their rights, titles and interests in and to certain identified oil and gas producing properties in exchange for 100,000 shares of a newly created Series W Preferred Convertible Preferred Stock and a $250,000 loan from us to the Sellers. Pursuant to the Swap Agreement, if consummated, we would own the leases through a wholly owned subsidiary to be formed and the Series W Preferred Convertible Stock would be issued to secure debt and or equity for such subsidiary. We were also to contribute a loan of $250,000 to the Sellers, funded in two installments as follows: the first upon the execution of the Swap Agreement and the second on or before June 7, 2019. We were not able to obtain the funding of such loan. On June 21, 2019, the Sellers notified us that the Swap Agreement was cancelled because we had not provided the consideration required under the Swap Agreement. No payments were made by the Company, no assets were transferred to the Company and no shares of Series W Preferred Stock were issued to the Sellers. As of the date of this report, no further action is anticipated relating to the Swap Agreement;

(viii)     In connection with the June 28, 2019, Binding Letter of Intent with EESI and to monetize the distribution rights to EES’ modular Technologies, (a) on July 8, 2019, JV-1 entered into a License and Operating Agreement – Major Terms Summary with Raul Factor BV (“RF”) pursuant to which the RF and JV-1 created a new joint venture to be named Easy Energy Systems – Europe (“EES-E”) and pursuant to which the EES-E Operating JV purchased the distribution rights for the EESI “MEPS®” technology for the territory of the European Union, and (b) on July 8, 2019, JV-1 entered into a License and Operating Agreement – Major Terms Summary with RF pursuant to which the parties created a new joint venture to be named Easy Energy Turf & Carpet (“EETC”) and pursuant to which the EETC Operating JV purchased the global distribution rights to EESI’s MEPS® technology for turf & carpet feedstock. Each of EES-E and EETC is owned 25% by us, 25% by EES and 50% by Raul Factor The aggregate purchase price paid for the licensing and distribution for EES-E and EETC was $150,000 (US).

In connection with and as part of the foregoing joint venture transactions with JV-1 and RF, on July 11, 2019, the principals of RF, who are existing holders of our common stock, purchased for an aggregate price of $200,000, 1,000,000 additional restricted shares of our common stock and warrants to purchase 1,000,000 restricted shares (at an exercise price of $0.25 per share) of our common stock, and pursuant to the EES-E and EETC Joint Ventures we agreed to use the proceeds from the sale of such shares and warrants to purchase from EESI the above mentioned EES-E and EETC distribution rights for an aggregate price of $150,000, and we then assigned such distribution rights to EES-E and EETC respectively. Raul Factor also agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements;

Pursuant to this June 28, 2019, Binding Letter of Intent, the parties agreed to, among other things, that within 90 days from the date of the Binding Letter of Intent, we would raise $10,000,000 in capital for use by EESI. As of the date of this report, we were not able to raise such capital. In connection therewith, on October 29, 2019, delivered to us the terms of a proposed termination of the June 28, 2019 Binding Letter of Intent. As of the date of this report this the terms of such termination have not been finalized.

We intend to continue to pursue business opportunities in the energy and alternative energy industries, as well as other industries that we believe are viable and to obtain the financing needed for such opportunities. Our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. To date, our primary sources of financing have been sales of our debt and equity securities.

Effective Registration Statement

On June 26, 2018, we filed a Registration Statement on Form S-1 to register 2,000,000 shares of our common stock for sale by us (the “Primary Offering”) and 21,563.669 shares of common stock for sale by our stockholders (the “Secondary Offering”). On December 21, 2018, that registration statement became effective. As of the date of this report, none of the 2,000,000 shares of our common stock in the Primary Offering have been sold.

Changes in Management and the Board of Directors (See Part III, Item 10. Directors, Executive Officers and Corporate Governance).

During period from February 28, 2018 to April 23, 2019, there were various changes in our management and board of directors.

In connection with the April 10, 2018, Conditional Binding Letter of Intent (“LOI”) between the Company and Inductance Energy Corporation (“IEC”), William J. Hinz, Richard K. Ethington and Pamela L. Bing were appointed as independent members of our Board of Directors and Mr. Ethington and Ms. Bing were appointed as independent directors on or Board’s Audit Committee. In connection with the April 23, 2019, agreement between the Company and IEC cancelling/rescinding the LOI, Mr. Hinz, Mr. Ethington and Ms. Bing each resigned as a director of the Registrant effective April 23, 2019. Their resignations were not a result of any disagreement with the Company regarding any, matter relating to the Registrant’s operations, policies or practices or otherwise, and none of them were removed for cause from the board of directors.

On April 23, 2019: (i) Andrew J. Kacic, then our director, Secretary, and member of our Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of our Board was also appointed as our Co-Chairman of the Board and Chief Executive Officer; (ii) Jeffrey Mallmes, then our director and our Chairman of Board, President, Treasurer and member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the our Board, ceased to be our Chairman and as a member of our Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee, and he was also appointed President of our wholly owned Canadian subsidiary Dominion Energy Processing Group, Inc.; (iii) Raleigh C. Kone, one of our stockholders was appointed as a director, and our Co-Chairman of the Board, and Executive Vice-President; and (iv) Michael Ballmann, was appointed as an independent director and an independent member of our Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee.

On October 6, 2019 Michael Ballmann resigned as a director. Mr. Ballmann’s resignation was not a result of any disagreement with the Company regarding any, matter relating to the Company’s operations, policies or practices or otherwise, and he was not removed for cause from the board of directors.

Consulting Agreement

On April 9, 2019, we entered into a Consulting Agreement with Windsor Consulting Group to provide services related to our fund-raising efforts. Pursuant to this agreement, the Consultant agreed to make introductions to private “accredited investors”, but will not act in the capacity of selling agent or broker on behalf of the Company and the Consultant will not assist in the preparation of any offering documents or materials to be used in the solicitation of potential investors. On the successful completion of a financing transaction introduced by the Consultant, we agreed to compensate the Consultant as follows: in connection with equity financing, up to $220,000, including a $10,000 payment upon execution of the Consulting Agreement and a 3-year warrant to purchase 210,000 shares of the Company’s common stock at an exercise price of $1.00 per share; and in connection with debt financing, up to $60,000 plus a 3-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $1.00 per share. This agreement expires October 7, 2020. No equity or debt financing transactions have been completed as of the date of this report.

Crowdfunding Agreement

August 29, 2019, we entered into a month-to-month Listing and Marketing Agreement with Funding OTC (“FOTC”) to  establish a crowd funding investment platform to raise approximately $1,000,000. We paid $15,000 for the initial engagement with FOTC. We plan to use funds received under the crowdfunding arrangement to further develop an “Ocean Clean-Up” initiative to use the Easy Energy Systems, Inc technology to convert plastic to fuel. For its services, FOTC will receive $37,500 per month - $15,000 from the Company and $22,500 from funds received under the agreement. In the event that the crowdfunding campaign is unsuccessful, we will bear no obligation or liability to otherwise pay the $22,500 to FOTC.  As of the date of this report, no crowdfunding transaction has commenced, no funds have been raised under this agreement and $0.00 is owed to FOTC pursuant to the terms of Listing and Marketing Agreement.

 Competition

If we are able to obtain the substantial financing needed to develop, construct and operate the Stoughton Refinery in the Bakken region of Stoughton, Saskatchewan Canada, as a new entrant to the refining industry, we believe that we will face significant competition and barriers to entry from larger companies such as Valero Energy Corp and BP and others. Because of their geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to compete on the basis of price, to obtain crude oil in times of shortage, and to bear the economic risk inherent in all phases of the refining industry. Because we have not yet commenced the development or operation of the Stoughton Refinery, we have not commenced competing with other refineries or distributors of refined oil products.

Also, if we can commence operating the Stoughton Refinery and/or the Operating JVs commence operations, we will be competing with alternative energy sources, including, in particular, electricity. Electric utilities offer electricity as a rival energy source and compete for the space heating, water heating and cooking markets. Promotional incentives, improved equipment efficiencies and promotional rates all contribute to the acceptability of electrical equipment. The principal means to compete against alternative fuels is lower prices, and natural gas historically has maintained its price advantage in the residential, commercial and industrial markets.

Because we have only recently formed JV-1 and the two Operating JVs with Raul Factor, said Operating JVs have not yet commenced operations. Once the Operating JVs are formed and commence operations of the use of the MEPS® technology in their territory and/or feedstock vertical, we expect that the Operating JVs directly and us indirectly through our 50% ownership of JV-1, will compete with other energy producers, many of which have significantly greater resources and financial backing than that we will have.

Employees

We have no employees as of the date of this report.

Intellectual Property

As of the date of this report, we do not own any patents, trademarks, licenses, franchises, concessions, and royalty agreements, or other intellectual property contracts.

Available Information

Our Periodic Reports including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to those reports, and other forms that we file with or furnish to the Securities and Exchange Commission (SEC) are available to review on the SEC’s EDGAR website.

Corporate Governance

In accordance with and pursuant to relevant related rules and regulations of the SEC, the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. We have established an audit committee of our board of directors. We intend to appoint at three directors to our audit committee and least one member of whom shall be independent and shall be an audit committee financial expert.

ITEM 1A.	Risk Factors.

Not applicable to a smaller reporting company.

ITEM 2.	Properties.

Our corporate headquarters are located at 3825 Rockbottom, Henderson, NV 89030.

ITEM 3.	Legal Proceedings.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently available for trading on the OTC Pink (over-the-counter pink sheets) under the trading symbol “QEGY.” The following table sets forth the high and low bid prices (USD) for our Common Stock per quarter as reported by the OTC Markets based on our fiscal year end February 28, 2017 and 2018 and our fiscal quarterly periods in 2019. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year 2020	HIGH	LOW
First Quarter (Mar. 1, 2019 – May 31, 2019)	$.18	$.15
Second Quarter (June 1, 2019 – August 31, 2019)	.14	.09
Third Quarter (Sept. 1, 2019 – Nov. 30, 2019)	.13	.05
Fourth Quarter (Dec. 1, 2019 – Feb. 28, 2020)	.27	.06
Fiscal Year 2019
First Quarter (Mar. 1, 2018 – May 31, 2018)	$0.25	$0.106
Second Quarter (June 1, 2018 – August 31, 2018)	0.75	0.20
Third Quarter (Sept. 1, 2018 – Nov. 30, 2018)
Fourth Quarter (Dec. 1, 2018 – Feb. 28, 2019)
Fiscal Year 2018
First Quarter (Mar. 1, 2017 – May 31, 2017)	0.309	0.15
Second Quarter (Jun. 1, 2017- Aug. 31, 2017)	0.229	0.10
Third Quarter (Sept. 1, 2017 – Nov. 30, 2017)	0.165	0.153
Fourth Quarter (Dec. 1, 2017 – Feb. 28, 2018)	0.175	0.066
Fiscal Year 2017
First Quarter (Mar. 1, 2016 – May 31, 2016)	0.15	0.06
Second Quarter (Jun. 1, 2016 – Aug. 31, 2016)	0.15	0.03
Third Quarter (Sept. 1, 2016 – Nov. 30, 2016)	0.16	0.05
Fourth Quarter (Dec. 1, 2016 – Feb. 28, 2017)	0.40	0.13

Holders

As of March 1, 2019, there were 58 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities authorized for issuance under equity compensation plans

We have not adopted an equity compensation plan and no securities have been authorized or reserved for issuance under any equity compensation plan.

Description of Securities

The following description is a summary of the material terms of the provisions of our Articles of Incorporation and Bylaws. The Articles of Incorporation and Bylaws have been filed with the SEC as exhibits to our registration statement on Form S-1.

Common Stock

We are authorized to issue 495,000,000 shares of Common Stock with $0.001 par value per share. As of our fiscal year ended February 28, 2019, there were 48,491,485 shares of Common Stock issued and outstanding and 3,116,468 shares reserved for issuance upon the exercise of issued and outstanding options and warrants and as of the date of this report, there were 48,491,485 shares of Common Stock issued and outstanding and 3,688,524 shares reserved for issuance upon the exercise of issued and outstanding options and warrants.

Each share of Common Stock entitles the holder to one vote, either in person or by proxy, at meetings of stockholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of our Common Stock who hold, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Holders of our Common Stock have no preemptive rights or other subscription rights, conversion rights, redemption or sinking fund provisions. Upon our liquidation, dissolution or windup, the holders of our Common Stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all of our debts and other liabilities. There are not any provisions in our Articles of Incorporation or our Bylaws that would prevent or delay change in our control.

Our stock transfer agent is Pacific Stock Transfer, located at 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of our fiscal year ended February 28, 2019, and as of the date of this report, no shares of preferred stock were issued and outstanding and no designation of rights and preferences of the preferred stock adopted. Our preferred stock is not quoted on any market or system and there is currently no market for our preferred stock.

Stock Options

We have issued and outstanding stock options to purchase an aggregate of 986,666 shares of our Common Stock at $1.00 per share, all of which options expire on December 31, 2018. The number of shares of Common Stock registered in the Secondary Offering include all of the shares issuable upon the exercise of said stock options.

Stock Purchase Warrants

We have issued and outstanding stock purchase warrants to purchase an aggregate of 2,129,802 shares of our Common Stock at $1.00 per share, which expire as follows: a warrant to purchase 500,000 shares expires December 19, 2019; warrants to purchase an aggregate of 1,129,802 expire on February 28, 2020; and warrants to purchase an aggregate of 500,000 expire on June 9, 2020. The number of shares of Common Stock registered in the Secondary Offering include all of the shares issuable upon the exercise of said stock purchase warrants.

Promissory Notes

In April 2019, the Company borrowed $12,500 from Jeffrey Mallmes, President, Treasurer, and director of the Company, and $12,500 from Raleigh Kone, Co-Chairman of the Company’s board of directors, Executive Vice President, and director of the Company. These loans are evidenced by promissory demand notes which bear interest at the rate of 6% per annum, computed on the basis of actual number of days based upon a 360-day year. Each lender also received warrants to purchase 225,000 shares of the Company’s common stock. The warrants have an exercise price of $0.25 and expire three years after issuance. The principal and interest due under these notes are outstanding as of the issuance of these financial statements.

Separately in April 2019, the Company borrowed $3,325 from Raleigh Kone and John Provacek, which loans are evidenced by demand promissory notes that bear interest at the rate of 6% per annum. In connection with the loan from Mr. Provacek, the Company also issued to Mr. Provacek a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.25, which warrant expires three years after issuance. The Company also borrowed $3,390, from Jeffrey Mallmes, which loan is evidenced by a demand promissory note that bears interest at the rate of 6% per annum.

On October 22, 2019 and October 23, 2019, the Company borrowed approximately $90,0000 from six of its current stockholders in reliance on the Regulation D and Regulation S exemptions from the securities registration requirement of the Securities Act of 1933, as amended. These loans are evidenced by promissory notes that bear interest at the rate of 8% per annum and are convertible into shares of the Company’s common stock, at $0.05 per share.

Issuance of Units

In connection with and as part of the joint venture transactions with JV-1 and RF, on July 11, 2019, the principals of RF, who are existing holders of our common stock, purchased for an aggregate price of $200,000, 1,000,000 Units a price of $0.20 per Unit. Each Unit consisting of one restricted share of our common stock and a warrant to purchase one restricted share at an exercise price of $0.25 per share. The sale of the Units to the principals of Raul Factor, who have represented that they are “accredited investors” and non-U.S. citizens and in offshore transactions, was made in reliance on Rule 506 of Regulation D and on Regulation S.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.	the last day of our first fiscal year following the fifth anniversary of the Company’s S-1 Registration which was declared effective on December 26, 2018;

2.	the last day of our fiscal year during which we had annual gross revenues are $1 billion or more;

3.	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt securities; or

4.	the date on which we are deemed to be a “large accelerated filer”, as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(a) and (b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A(a) and (b) of the Exchange Act, which require the stockholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

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

ITEM 6.

Not applicable to a smaller reporting company.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

This section provides management’s discussion of the financial condition, changes in financial condition and results of operations of Quantum Energy Inc. with specific information on results of operations and liquidity and capital resources. It includes management’s interpretation of our financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Several factors exist that could influence our future financial performance, some of which are described in Item 1A above, “Risk Factors”. They should be considered in connection with evaluating forward-looking statements contained in this report or otherwise made by or on behalf of us since these factors could cause actual results and conditions to differ materially from those set out in such forward-looking statements.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, and other factors all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

As of the date of his report, we have no business operations. We have been and we currently are exploring and we intend to continue to explore various business opportunities in the energy and alternative energy industries and business opportunities in other industries and we intend to obtain capital that may be required for such opportunities. Our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. To date, our primary sources of financing have been sales of our debt and equity securities.

	For the year ended February 28,
	2019	2018	$ Change	% Change
Advertising and marketing	$296	$9,551	$(9,255)	(96.9%)
Management fees and compensation	30,000	95,079	(65,079)	(68.4%)
General and administrative	37,705	114,551	(76,846)	(67.1%)
Amortization of land purchase options	-	120,033	(120,033)	(100.0%)
Professional fees	273,790	110,399	163,392	148.0%
NET LOSS	$341,791	$449,613	$(107,821)	(24.0%)

The Company has earned no operating revenue in 2019 or 2018 and does not anticipate earning any revenues in the near future.

The Company will continue to focus its capital and resources toward permitting and development activities at its Stoughton Property.

Total net loss for the year ended February 28, 2019 of $341,791 decreased by $107,821 from the year ended February 28, 2018 total net loss of $449,613.

General and administrative expense

	For the year ended February 28,
	2019	2018	$ Change	% Change
General administrative and insurance	$5,776	17,078	$(11,302)	(66.2%)
Stock option expense	-	83,461	(83,461)	(100.0%)
Travel	20,937	6,194	14,743	238.0%
Transfer agent fees	10,992	7,818	3,174	40.6%
Total general and administrative expense	$37,705	114,551	$(76,846)	(67.1%)

Total general and administrative expense decreased $76,846 to $37,705 for the year ended February 28, 2019 compared to 2018 expense of $114,551.

Travel expense increased $14,743 to $20,937 for the year ended February 28, 2019 compared to $6,194 for the year ended February 28, 2018 as management spent a significant amount of time meeting with various capital providers and potential merger candidates (Note 6 to the Consolidated Financial Statements).

Professional fees

	For the year ended February 28,
	2019	2018	$ Change	% Change
Audit fees	$32,293	$7,500	$24,793	N/A
Accounting	26,458	27,500	(1,043)	(3.8%)
Consultants	11,480	-	11,480	N/A
Legal	203,560	75,399	128,161	N/A
Total professional fees	$273,790	$110,399	$163,391	148.0%

Audit fees increased $24,793 to $32,293 for the year ended February 28, 2019 compared to $7,500 for the year ended February 28, 2018.

Consultant fees increased $11,480 for the year ended February 28, 2019 compared to the year ended February 28, 2018

For the year ended February 28, 2019, legal fees increased $128,161 to $203,560 compared to $75,399 for the year ended February 28, 2018. The Company incurred costs associated with a registration with the SEC and various legal and corporate governance matters. There are no pending legal issues or contingencies as of February 28, 2019.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	February 28, 2019	February 28, 2018

Working capital (deficit)	$(322,219)	$2,301
Total assets	9,400	65,186
Accumulated deficit	(11,359,308)	(11,017,516)
Stockholders’ deficit	(314,397)	(142,075)

WORKING CAPITAL	February 28, 2019	February 28, 2018

Current assets	$1,578	$57,364
Current liabilities	323,797	55,063
Working capital (deficit)	$(322,219)	$2,301

	For the year ended December 31,
CASH FLOWS	2019	2018

Cash flow used by operating activities	$(83,285)	$(175,614)
Cash flow provided by financing activities	65,000	175,000
Net decrease in cash during period	$(18,285)	$(614)

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

CRITICAL ACCOUNTING POLICIES

The Company has identified certain accounting policies, described below, that are most important to the portrayal of its current financial condition and results of operations. The Company’s significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of February 28, 2019, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Consolidated Balance Sheets as of February 28, 2019 and 2018;
3.	Consolidated Statements of Operations for the years ended February 28, 2019 and 2018;
4.	Consolidated Statement of Changes in Stockholders’ Deficit for the years ended February 28, 2019 and 2018;
5.	Consolidated Statements of Cash Flows for the years ended February 28, 2019 and 2018;
6.	Consolidated Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quantum Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quantum Energy, Inc. (the "Company") as of February 28, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

January 22, 2021

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2019	February 28, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,578	$19,864
Prepaid legal fees	-	37,500
TOTAL CURRENT ASSETS	1,578	57,364
Deposit on land purchase	7,822	7,822
TOTAL ASSETS	$9,400	$65,186
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$68,331	$19,339
Accounts payable and accrued liabilities, related parties	183,185	28,444
Promissory notes payable	7,980	2,980
Promissory notes payable, related party	64,300	4,300
TOTAL CURRENT LIABILITIES	323,796	55,063
LONG-TERM LIABILITIES:
Common stock payable	-	152,198
TOTAL LONG-TERM LIABILITIES	-	152,198
TOTAL LIABILITIES	323,796	207,261
COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 9)
STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 495,000,000 shares authorized; 48,491,485 and 47,361,683 shares issued and outstanding, respectively	48,491	47,362
Additional paid-in capital	10,996,420	10,828,079
Accumulated deficit	(11,359,307)	(11,017,516)
TOTAL STOCKHOLDERS' DEFICIT	(314,396)	(142,075)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,400	$65,186

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	February 28, 2019	February 28, 2018
OPERATING EXPENSE
Advertising and marketing	$296	$9,551
Management fees and compensation	30,000	83,461
General and administrative	37,705	123,590
Amortization of land purchase option agreements	-	120,033
Professional fees	273,790	112,978
TOTAL OPERATING EXPENSES	341,791	449,613
NET LOSS BEFORE INCOME TAXES	(341,791)	(449,613)
Provision for income tax	-	-
NET LOSS	(341,791)	(449,613)
DEEMED DISTRIBUTION TO PREFERRED STOCKHOLDERS ON EXCHANGE OF SHARES FOR COMMON STOCK	-	(99,000)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(341,791)	$(548,613)
Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average number shares outstanding	48,383,148	61,607,764

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended February 28, 2019 and 2018

	Preferred shares		Common shares
	Number	Par value	Number	Par value	Additional Paid-In Capital	Accumulated (Deficit)	Total
Balance at February 28, 2017	1,000,000	1,000	54,911,683	$54,912	$10,596,068	$(10,567,903)	$84,077
Issuance of common shares for common stock payable	-	-	100,000	100	4,900	-	5,000
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	1,000,000	1,000	-	-	-
Common stock and warrants issued	-	-	500,000	500	49,500	-	50,000
Retirement of common stock (Note 10)	-	-	(10,000,000)	(10,000)	10,000	-	-
Issuance of common shares for management fees and compensation	-	-	850,000	850	84,150	-	85,000
Stock based compensation	-	-			83,461	-	83,461
Net loss	-	-	-	-	-	(449,613)	(449,613)
Balance at February 28, 2018	-	-	47,361,683	$47,362	$10,828,079	$(11,017,516)	$(142,075)
Issuance of common shares for common stock payable			1,014,655	1,014	151,184	-	152,198
Issuance of common shares for professional services	-	-	115,147	115	17,157	-	17,272
Net loss	-	-	-	-	-	(341,791)	(341,791)
Balance at February 28, 2019	-	-	48,491,485	$48,491	$10,996,420	$(11,359,307)	$(314,396)

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

STATEMENTS OF CASH FLOWS

	For the year ended
	February 28, 2019	February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(341,791)	$(449,613)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	-	83,461
Amortization of land purchase option agreements	-	120,033
Issuance of common shares for management fees and compensation	-	85,000
Issuance of common shares for professional services	17,272	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	48,992	23,005
Accounts payable and accrued liabilities, related parties	154,741	-
Prepaid legal expense	37,500	(37,500)
Net cash used by operating activities	(83,286)	(175,614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and warrants	-	50,000
Proceeds from subscription of common stock	-	125,000
Proceeds from promissory note	5,000	-
Proceeds from promissory note, related party	60,000	-
Net cash provided by financing activities	65,000	175,000
Net decrease in cash and cash equivalents	(18,286)	(614)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,864	20,478
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,578	$19,864

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock payable for accounts payable and accrued liabilities	$-	$27,198
Conversion of preferred stock into common stock	-	1,000
Retirement of common stock	-	10,000
Common stock issued for common stock payable	152,198	-

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries FTPM Resources Ltd. and Dominion Energy Processing Group, Inc. after elimination of the intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to long-lived asset impairments and stock-based compensation valuation. Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

Risks and uncertainties

The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable, related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2019 and February 28, 2018, respectively.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

At February 28, 2019 and February 28, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

Stock-based Compensation

The Company estimates the fair value of options to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time stock options will be held before they are exercised (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten-year maximum term and varying vesting periods as determined by the Board of Directors. The value of shares of common stock awards is determined based on the closing price of the Company’s stock on the date of the award

Income taxes

The Company accounts for income taxes using the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and their basis for tax purposes and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

Related Parties

In accordance with ASC 850 “Related Party Disclosure”, a party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company; its directors, officers, and management; members of the immediate families of principal owners of the Company and its management; and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to compare to the current year financial statement presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Adoption of this update on March 1, 2019 will have no impact on the Company’s financial statement.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the provisions of the pronouncement effective March 1, 2018 and it did not result in a material change to the statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. There was no impact to the financial statements upon adoption of this update effective March 1, 2018.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There was no impact to the financial statements upon adoption of this update effective March 1, 2018. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared in accordance with U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of February 28, 2019, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets and consolidated statements of operations, the Company has an accumulated deficit of $11,359,307 at February 28, 2019, and a working capital deficit of $322,218. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of February 28, 2019 and 2018, respectively, would be as follows:

	February 28, 2019	February 28, 2018
Stock options	-	4,100,000
Warrants	2,129,802	2,129,802
TOTAL POSSIBLE DILUTION	2,129,802	6,229,802

At February 28, 2019 and 2018, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – OTHER ASSETS

Deposit on land purchase

On December 5, 2016, the Company executed a Farm Contract of Purchase and Sale with a landowner in Stoughton, Saskatchewan (“the Stoughton Agreement”). The purchase price of the property is $500,000 (Canadian) subject to certain terms and conditions including approval of the purchase by the Saskatchewan Farmland Review board, the Company completing various test for hydrology and land suitability, the proposed refinery project meeting all requirements of various Saskatchewan government laws and bylaws, and full approval by all levels of provincial government and agencies. The Company paid $7,822 as a deposit on the property.

The purchase contract originally expired on December 15, 2017; however, the contract was amended to extend the closing date to July 10, 2018 for removal of all terms and conditions to the purchase.

On June 8, 2018, the Company amended the Stoughton Agreement to a purchase price of $525,000 (Canadian) and extended the option to purchase the property until December 31, 2018 for no additional consideration. The Stoughton Agreement expired on December 31, 2018.

On June 3, 2019, by mutual agreement of the parties, the Stoughton Agreement was extended until October 31, 2019 for no additional consideration. As of the date of this report the Stoughton Agreement had been terminated. (Note 13).

NOTE 6 – PROMISSORY NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	February 28, 2019	February 28, 2018
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	-
TOTAL	$7,980	$2,980

On October 31, 2018, the Company executed a Promissory Note with a principal amount of $5,000. The note is due on demand and bears interest in the amount of eight percent (8%) per annum, computed on the basis of actual number of days based upon a 360-day year.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	February 28, 2019	February 28, 2018
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	-
TOTAL	$64,300	$4,300

On October 31, 2018, the Company entered into a promissory note with a principal amount of $60,000 with a limited partnership in which a former director of the Company is the general partner. The note is due on demand and bears interest in the amount of eight percent (8%) per annum, computed on the basis of actual number of days based upon a 360-day year.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019.

Certain officers and directors of the Company had paid various expenses on behalf of the Company. Balances due to the officers and directors for reimbursement of these expenses were $153,185 and $28,444 at February 28, 2019 and February 28, 2018, respectively, which amounts are included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheets.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 8 – INCOME TAXES

There was no income tax expense for the years ended February 28, 2019 and 2018 due to the Company’s net losses. A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	February 28, 2019		February 28, 2018
Amount computed using the statutory rate	$(71,776)	(21%)	$(146,874)	(33%)
Non-deductible items	161	-%	29,225	7%
Effect of change in the statutory rate	-		522,034	116%
Non-recognition due to increase in valuation account	71,615	21%	(404,385)	(90%)
Total income tax benefit	$-	-%	$-	-%

The components of the Company's net deferred tax asset are as follows:

	February 28, 2019	February 28, 2018
Accrued compensation	$6,300	$-
Federal net operating loss carryforward	848,366	783,051
Total deferred tax assets	854,666	783,051
Deferred tax liability	-	-
Net deferred tax asset	854,666	783,051
Valuation allowance	(854,666)	(783,051)
	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at February 28, 2019 and 2018.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. As a result of the changes to tax laws and tax rates under the Act, the Company’s deferred tax asset was reduced by $522,034 during the year ended February 28, 2018, which consisted primarily of the remeasurement of its deferred tax asset from 35% to 21%.

At February 28, 2019, the Company had cumulative federal and state net operating loss carry forwards of approximately $4,040,000; $3,729,000 which expire in fiscal years ending February 28, 2030 through February 28, 2032. The remaining balance of $311,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company does not have an accrual for uncertain tax positions as February 28, 2019 or 2018. If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. Fiscal years starting February 28, 2017 through February 28, 2019 are open to examination by federal and state taxing agencies.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On April 15, 2018, the Company executed a conditional binding letter of intent, pursuant to which upon satisfaction of certain conditions, IEC Arizona, Inc, a privately held Wyoming corporation and affiliated company of IEC Arizona, Inc (“IEC”), would be merged into the Company. The proposed merger was conditioned upon, among other things, IEC’s successful completion of its due diligence examination of the Company, the negotiation and execution of a definitive agreement, and IEC raising in the aggregate $50,000,000. Provided such conditions are satisfied including IEC’s funding of the Total Capital Investment, the Company was to issue to IEC such number of shares of Quantum common stock to represent 60% of the then issued and outstanding shares of Quantum common stock. Quantum would also, based on valuations yet to be determined, issue additional shares (after the initial issuance to IEC), to additional investors, as necessary to accommodate the closing of the Total Capital Investment. On April 23, 2019, parties mutually agreed to cancel and rescind the letter of intent.

NOTE 10 – COMMON STOCK

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

Common shares issued for cash

On February 28, 2018, the Company closed a private placement of its securities (the “2018 Offering). The 2018 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.15. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the 2018 Offering entitled the holders to purchase shares of common stock for the price of $0.15 per share. The term of each warrant is for twenty-four months from date of issuance. Total proceeds of $125,000 for the sale of 833,333 units were received prior to February 28, 2018 but the shares of common stock had not been issued until after that date. Thus, the proceeds are classified as “Common Stock Payable” as of February 28, 2018. The Company issued these shares on April 4, 2018.

Common shares issued for services

During the fiscal year ended February 28, 2018, the Company authorized the issuance of 181,323 shares of its common stock to two service providers in lieu of cash payment for accounts payable pursuant to the terms of the 2018 Offering. Based on a share price of $0.15, the fair value of the shares issued was $27,198. The shares of common stock were not issued as of February 28, 2018 and thus were classified as “Common Stock Payable” as of February 28, 2018. The Company issued these shares on April 4, 2018.

On April 4, 2018, the Company issued 115,147 shares of its common to a service provider in lieu of cash for professional services provided during March and April 2018. Based on a share price of $0.15, the fair value of the shares issued was $17,272.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

Common stock retirement

On January 27, 2018, the former chairman of the Company’s board of directors and a current director of the Company’s board of directors each agreed to return 5,000,000 shares of the Company’s common stock for an aggregate total of 10,000,000 common shares for consideration of $Nil. The shares are held by the Company as authorized but unissued treasury shares as of February 28, 2019.

NOTE 11 - STOCK OPTIONS

Options issued for consulting services

Prior to the fiscal year ended February 28, 2018, in consideration of various agreements in exchange for consulting services, the Company issued stock options to purchase shares of the Company’s common stock based on "fair market price" which is typically the closing price of the Company's common stock on the issue dates. No options were granted during the years ended February 28, 2019 and 2018.

On March 15, 2018, by mutual agreement, the Company amended 666,666 fully vested options to purchase common stock changing the exercise price of $0.40 per share to an exercise price of $1.00 per share. The expiration date of the options was extended from August 13, 2018 to December 31, 2018. By mutual agreement, the Company and the holder also rescinded 333,334 non-vested options to purchase common stock.

On March 15, 2018, by mutual agreement, the Company amended 1,100,000 options to purchase common stock changing the exercise price of $0.22 per share to 320,000 fully vested options to purchase common stock at an exercise price of $1.00. The expiration date of the options was modified from August 13, 2018 to December 31, 2018.

The fair value of the options after modification of terms did not exceed the fair value of the options prior to modification resulting in not stock based compensation recognized. Key assumptions used in the Black-Scholes valuation model to calculate the fair value of the original option on the date of the modification were as follows: expected term - 0.22 years, risk-free rate - 1.77%, and volatility - 506.1%. Assumptions used for the modified options were as follows: expected term: 0.80 years, risk-free rate - 2.07%, and volatility - 333.8%.

On March 23, 2018, 1,000,000 options, of which 666,666 were fully vested, were terminated at the request of the option holder. Prior to termination the options had an exercise price of $0.40 per share.

The following is a summary of the Company’s options for consulting services issued and outstanding:

	For the year ended February 28, 2019		For the year ended February 28, 2018
	Shares	Price (a)	Options	Price (a)
Beginning balance	4,100,000	$0.31	4,845,000	$0.32
Issued	-	-	-	-
Forfeited or rescinded	(2,113,334)	0.33	-	-
Expired	(1,986,666)	0.61	(745,000)	(0.40)
Ending balance	-	$-	4,100,000	$0.31

(a)	Weighted average exercise price per shares

Total expense under the option grants for consulting services was $Nil and $83,461 for the years ended February 28, 2019 and 2018, respectively. These costs are classified as general and administrative expense on the consolidated statement of operations. As of February 28, 2019 and 2018, there was no unrecognized stock option expense for consulting services.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

Options issued for land purchase option agreements

During the fiscal year ended February 28, 2014, in consideration for option agreements to purchase land located in the State of Montana (Note 5), the Company issued stock options to purchase shares of the Company’s common stock based on "fair market price" which is typically considered the closing price of the Company's common stock on the issue dates. All options for land purchase options expired in the fiscal year ended February 28, 2018.

NOTE 12 - WARRANTS

On July 10, 2017, in conjunction with a Private Placement, the Company issued 500,000 warrants to purchase shares of the Company’s common stock with an exercise price of $0.21 per share expiring in one year. In March 2018, by mutual agreement, the Company amended 500,000 common stock purchase warrants from an exercise price of $0.21 per share to $1.00 per share and extended the expiration date to June 9, 2020.

On February 28, 2018, the Company issued 833,333 warrants to purchase an additional 833,333 shares of its common stock to two investors pursuant to the “2018 Offering”. The term of each warrant is for twenty-four months from date of issuance with an exercise price of $1.00.

On February 28, 2018, the Company issued 296,469 warrants to purchase an additional 296,469 shares of its common stock to two service providers in lieu of cash payment for accounts payable for their participation in the 2018 Offering.

On March 15, 2018, by mutual agreement, the Company amended 500,000 common stock purchase warrants from an exercise price of $0.13 per share to $1.00 per share.

The following is a summary of the Company’s warrants issued and outstanding:

	For the year ended February 28,
	2019		2018
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,129,802	$0.61	1,177,934	$0.19
Issued	-	-	1,629,802	0.76
Exercised	-	-	-	-
Expired	-	-	(677,934)	(0.19)
Ending balance	2,129,802	$1.00	2,129,802	$0.61

(a)	Weighted average exercise price per shares

The following table summarizes additional information about the warrants granted by the Company as of February 28, 2019:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$1.00	0.72
July 10, 2017	500,000	500,000	1.00	1.28
February 28, 2018	1,129,802	1,129,802	1.00	1.00
Total warrants	2,129,802	2,129,802	$1.00	1.00

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

NOTE 13 – SUBSEQUENT EVENTS

Windsor Consulting Engagement

On April 9, 2019, the Company entered into a Consulting Agreement with Windsor Consulting Group to provide services related to capital raising efforts by the Company. Upon achievement of certain financial milestone, the Consultant will receive cash compensation up to $220,000 for successful effort of an equity financing, including $10,000 payment upon execution of the Consulting Agreement, which was paid on April 12, 2019. In the event of a debt financing as a result of the Consultant’s best efforts, the Company will pay the Consultant $60,000. Also, upon successful completion of a qualified transaction, the Consultant shall receive warrants to purchase 210,000 shares of the Company’s common stock with a term of three (3) years and an exercise price of $1.00 per share. In the event of a debt financing, the Consultant shall receive warrants to purchase 60,000 shares of the Company’s common stock with a term of three (3) years and an exercise price of $1.00 per share. The agreement expires October 7, 2019. No equity or debt financing has been completed as of the date of these financial statements.

Power Up Convertible Note Payable

In connection with the Peconic MOU, on April 9, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) providing for the issuance of a Convertible Promissory Note (the “Power Up Note”) in the principal amount of $45,000. The Power Up Note bears 12% interest with the principal balance and all accrued interest being due and payable on April 9, 2020. The Power Up Note provides for default interest at 22%, in the event of default. The Power Up Note contains conversion terms whereby Power Up has the right to convert the Power Up Note into shares of the Company’s common stock at a 39% discount on the lowest closing price of the Company’s common stock during the prior 20 trading day period. The conversion option expires on October 7, 2020. On June 18, 2019, the Company received a default notice from Power Up stating that the Company is in default under the Power Up Note because, among other reasons, the Company failed to comply with the reporting requirements of the Securities Exchange Act of 1934 as required by the Note, and therefore accelerating the terms of the Power Up Note and demanding that the Company pay the default sum of $67,500 together with accrued interest and accrued default interest with respect to the Power Up Note. The Company is currently seeking to reach a settlement of this matter with Power Up but as of the date of this report no settlement has been reached.

Easy Energy Systems Inc. Memorandums of Understanding

On April 2, 2019, the Company and its subsidiary FTPM Resources, Inc. entered into a Non-Binding Memorandum of Understanding (“MOU-1”) with Easy Energy Systems, Inc. (“EESI Systems”). Pursuant to the MOU-1, if certain conditions are met, including the availability of financing: (i) EESI Systems and FTPM will enter into a joint venture, which would be owned 33% by FTPM and 67% by EESI Systems, for the purpose of developing and marketing of “clear glucose”; FTPM will have a 90-day option beginning April 30, 2019, to merge with EESI Systems, whereby EESI Systems will be the surviving entity; EESI Systems will have the right to acquire shares of preferred stock of the Registrant, with such rights and preferences as the parties shall agree; and EESI Systems will have the right to appoint members to the board of directors of the Registrant. EESI Systems designs, manufacturers, operates and sells its patented 1M, 2M, and 5M gallon per year, small-scale, modular biorefineries for the production of alternative liquid biofuels from organic waste streams.

On April 16, 2016 the Company entered into a separate Non-Binding Memorandum of Understanding (“MOU-2”) to acquire EESI Infrastructure Series, LLC (“EESI Infrastructure”). The prospective EESI Infrastructure acquisition, if consummated as provided in the MOU-2, would provide a guarantee for the construction of an addition to the existing plant of EESI Systems in Emmetsburg, Iowa. This addition will add a 9.3 Mega Watt dual gas power plant to EESI Systems’ Emmetsburg facility at an anticipated cost of approximately $10 million. Upon signing the MOU-2, the Company paid $25,000 to the EESI Infrastructure.

As of January 22, 2021, no action has been performed under either MOU.

Promissory Notes Payable

On March 15, 2019, the Company executed a Promissory Note with a principal amount of $5,000 with Mr. Raleigh Kone. The note is due on demand and bears interest in the amount of 8% per annum, computed on the basis of actual number of days based upon a 360-day year. Mr. Kone became a director and co-Chairman of the Company’s board of directors on April 23, 2019. The balance of the note is outstanding as of the issuance of these financial statements.

In April 2019, the Company borrowed $12,500 from Mr. Jeffrey Mallmes, President, Treasurer, and director of the Company, and $12,500 from Mr. Raleigh Kone, co-Chairman of the Company’s board of director and director of the Company, in the form of promissory notes payable. The notes are due on demand and bear interest in the amount of 6% per annum, computed on the basis of actual number of days based upon a 360-day year. Each lender also received warrants to purchase 225,000 shares of the Company’s common stock for a total of 450,000 warrants. The warrants have an exercise price of $0.25 and expire three years after issuance.

Separately in April 2019, the Company borrowed $3,325 each in the form of promissory notes payable from Mr. Kone and Mr. John Provacek. The Company also borrowed $3,390 in the form of a promissory note payable from Mr. Mallmes. The notes are due on demand and bear interest in the amount of 6% per annum, computed on the basis of actual number of days based upon a 360-day year. In connection with these notes, Mr. Provacek received warrants to purchase 25,000 shares of the Company’s common stock. The warrants have an exercise price of $0.25 and expire and expire three years after issuance.

In October 2019, the Company borrowed $20,000 from Robert Udy. The note matures 24 (twenty-four) months from date of note and bears interest at 8% per annum. Interest shall be paid in restricted shares of the Company at a price of $0.05 per share.

Peconic Note Receivable

On April 17, 2019, the Company loaned funds under a secured convertible promissory note (“Peconic Note”) to Peconic Energy, Inc. (“Peconic”) for the principal amount of $30,000 with the principal balance and all accrued interest being due and payable 18 months from the date of the note. Interest shall be accrued at rate of 12% per annum or 40% of the gross revenues generated by the maker, whichever is greater. The Peconic Note is secured by 100% of the Peconic’s assets and is convertible at any time during the term of the note into 40% of the Peconic’s assets.

Rescission of IEC MOU

On April 23, 2019, the Company and IEC mutually agreed to cancel/rescind the Conditional Binding Letter of Intent (“LOI”) between them dated April 10, 2018 (Note 9). The parties agreed that the mutual cancellation/rescission is based on the inability of the parties to reach an agreement that serves their respective best interests and priorities and that the cancellation/rescission of the LOI will enable each party to pursue its unique opportunities and interests.

Warrants

In March and April 2019, the Company’s board of directors authorized the issuance of 1,925,000 warrants to purchase shares of the Company’s common stock as follows to officers, directors and other individuals. The warrants have an exercise price of $0.25 and are exercisable for three years. The warrants were issued as incentive for continuing efforts to find opportunities for the Company.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

Asset Swap Agreement

On May 30, 2018, the Company entered into an Asset for Stock Swap Agreement (the “Swap Agreement”) with the Looper Family Office, LLC and Quay View Partners, LLC (jointly the “Sellers”) pursuant to which the Sellers agreed to convey to the Company 100% of their rights, titles and interests in and to producing oil, gas and mineral leases in southern Wyoming in exchange for 100,000 restricted shares of newly created Series W Preferred Convertible Stock of the Company. The Company will own the leases through wholly owned subsidiary to be formed and the Series W Preferred Convertible Stock will be issued to secure debt and or equity for such subsidiary. The Company will also contribute a loan of $250,000 to the Sellers, funded in two installments as follows: the first upon the execution of the Swap Agreement and the second on or before June 7, 2019.   No payments were made by the Company and no further action is anticipated relating to this agreement

Private Placement – Raul Factor

In furtherance of the June 28, 2019, Binding Letter of Intent with EESI and to monetize the distribution rights to EES’ modular Technologies, (a) on July 8, 2019, JV-1 entered into a License and Operating Agreement – Major Terms Summary with Raul Factor BV (“RF”) pursuant to which the RF and JV-1 created a new joint venture to be named Easy Energy Systems – Europe (“EES-E”) and pursuant to which the EES-E joint venture purchased the distribution rights for the EESI “MEPS®” technology for the territory of the European Union, and (b) on July 8, 2019, JV-1 entered into a License and Operating Agreement – Major Terms Summary with RF pursuant to which the parties created a new joint venture to be named Easy Energy Turf & Carpet (“EETC”) and pursuant to which the EETC joint venture purchased the global distribution rights to EESI’s MEPS® technology for turf & carpet feedstock. Each of EES-E and EETC is owned 25% by us, 25% by EES and 50% by Raul Factor The aggregate purchase price paid for the licensing and distribution for EES-E and EETC was $150,000 (US).

In connection with and as part of the foregoing joint venture transactions with JV-1 and RF, on July 11, 2019, the principals of RF, who are existing holders of our common stock, purchased for an aggregate price of $200,000, 1,000,000 additional restricted shares of our common stock and warrants to purchase 1,000,000 restricted shares (at an exercise price of $0.25 per share) of our common stock, and pursuant to the EES-E and EETC Joint Ventures the Company agreed to use the proceeds from the sale of such shares and warrants to purchase from EESI the above mentioned EES-E and EETC distribution rights for an aggregate price of $150,000, and the Company then assigned such distribution rights to EES-E and EETC respectively. Raul Factor also agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements.

Pursuant to this June 28, 2019, Binding Letter of Intent, the parties agreed to, among other things, that within 90 days from the date of the Binding Letter of Intent, the Company would raise $10,000,000 in capital for use by EESI. As of the date of this report, the Company was not able to raise such capital. In connection therewith, on October 29, 2019, delivered to us the terms of a proposed termination of the June 28, 2019 Binding Letter of Intent. As of the date of this report this the terms of such termination have not been finalized.

Pursuant to these two License and Operating Agreements, the principals of Raul Factor BV agreed to provide an aggregate of $200,000 (USD) to purchase an aggregate of 1,000,000 units of Quantum at a price of $0.20 per Unit, (for an aggregate of 1,000,000 shares of the Company’s common stock plus 18 month warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at a price of $0.25 per share. Pursuant to these transactions, the Company agreed to use $150,000 of the proceeds from the sale of the Units to purchase the distribution rights of EES-E and EETC and in turn the Company would assign such distribution rights to EES-E and EETC respectively. Also, Raul Factor agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2019

Also, as part of the transactions contemplated by these agreements: (i) the stock purchase warrant issued on November 20, 2016, to Kevin Holinaty to purchase 500,000 shares of the Company’s common stock (“Warrant No. 002”) was amended to extend the exercise period of the warrant through May 19, 2021 and to change the exercise price to $0.25 per share; (ii) the stock purchase warrant issued to Kevin Holinaty issued on June 9, 2017, and amended on March 15, 2018, to purchase 250,000 shares of the Company’s common stock (“Warrant No. 003”) was amended to extend the exercise period to December 9, 2021, and to change the exercise price to $0.25 per share; (iii) the stock purchase warrant issued to Haaye de Jong to purchase 250,000 shares of the Company’s common stock was amended to extend the exercise period to December 9, 2021, and to change the exercise price to $0.25 per share; (iv) the Company issued a warrant to Kevin Holinaty to purchase 500,000 shares of the common stock at a price of $0.25 per share, which warrant has an exercise period until December 20, 2020; (v) the Company issued a warrant to Haaye de Jong to purchase 500,000 shares of the common stock at a price of $0.25 per share, which warrant has an exercise period until December 20, 2020.

The sale of the Units and the warrants to Kevin Holinaty and Haaye de Jong, the principals of Raul Factor, who have represented that they are “accredited investors” and non-U.S. citizens and in offshore transactions, was made in reliance on Rule 506 of Regulation D and on Regulation S.

Crowdfunding agreement with Funding OTC Corp.

August 29, 2019, the Company entered into a month to month  agreement with FundingOTC (“FOTC”) to  establish a crowd funding investment platform to raise approximately $1,000,000. The Company paid $15,000 for the initial engagement with FOTC. The Company plans to use funds received under the crowdfunding arrangement to further develop ESSI plastic to fuel energy system. For duties performed and services rendered, FOTC will receive $37,500 per month - $15,000 from the Company and $22,500 from funds received under the agreement. In the event that the crowdfunding campaign is unsuccessful, the Company will bear no obligation or liability to otherwise pay the $22,500 to FOTC.  As of the date of these financial statements, no funds have been raised under this agreement.

Proposed Stoughton Refinery

The Company was not able to raise the substantial funds required to acquire the Land or complete the predevelopment work or to construct the proposed Stoughton Refinery therefore the agreement was cancelled after the Octo 2019 extension date

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended February 28, 2019 and 2018 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended February 28, 2019 and 2018, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed and implemented based on the COSO report, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time.  Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company

Management is currently evaluating avenues for mitigating the Company’s internal controls weaknesses but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization.

Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting during the fiscal year ending February 28, 2022.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS OF THE REGISTRANT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until her successor is elected and qualified, or until her earlier resignation or removal. The following table sets forth certain information as of February 28, 2019 and as of January 1, 2021, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Position at February 28, 2019	Position at January 1, 2021

Jeffrey Mallmes*	61	Director, Chairman, President and Treasurer	Director, President and Treasurer
Andrew J. Kacic*	71	Director and Secretary	Director, Co-Chairman of the Board,
Raleigh C Kone**	63	--	Chief Executive Officer and Secretary
Michael Ballmann****	33	--	Director, Co-Chairman of the Board
________________			and Executive Vice President Director****
William J. Hinz***	72	Director	--
Richard K. Ethington***	37	Director	--
Pamela L. Bing***	49	Director	--

*Jeffrey Mallmes – Currently a Director, President and Treasurer

As of February 28, 2019, Mr. Mallmes was a director, the Chairman, President and Treasurer of the Company.  On April 23, 2019, Mr. Mallmes, a current director and then a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant’s Board, and the Chairman, President and Treasurer of the Registrant ceased to be Chairman of the Registrant and as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant. He will continue to serve as director, President and Treasurer of the Registrant and he has also been appointed President of the Registrant’s subsidiary Dominion Energy Processing Group, Inc. He will serve in those positions until his successor is duly elected or appointed and qualified.

Mr. Mallmes has been a prolific entrepreneur having successfully owned, operated and financially backed several profitable and growth-oriented companies in Western Canada, in the welding, fabrication and auto parts businesses in British Columbia and Alberta. Mr. Mallmes business experience also involved working in and manufacturing for the oil industry. However, he has no experience in developing, constructing and operating an oil refinery.

Mr. Mallmes’ private sector business successes enabled him to enter the public sector in 2014 when he was elected as a Councilor of the Sicamous, BC District Council, the governing body of the District of Sicamous, BC. Mr. Mallmes’ platform focuses on economic development through fiscally responsible capital projects and community driven initiatives including, researching and building district energy systems, establishing advanced technology to improve forest conservation (Community Forest), developing water shed modules, and working with local stakeholders building affordable homes for Canadian Veterans.

From November 2017 to the present, Mr. Mallmes has been the Chairman, President, Treasurer and director of Quantum Energy, Inc. Since he became an officer of Quantum, he has successfully negotiated the cancellation of various unprofitable business relationships, the return of 39,699,800 shares of Common Stock to the Company, the return and cancellation of the Company’s outstanding shares of Series A Preferred Stock and the Series B Preferred Stock and he re-negotiated the terms of all outstanding stock options and stock purchase warrants to adjust the applicable per shares exercise prices from either $0.13, $0.21, $0.22, or $0.40, to $1.00 per share.

From March 1997 to the present, Mr. Mallmes has been the president and owner of The Big Barge Company, Sicamous, BC,  Canada, which is a holding company through which Mr. Mallmes owns the following businesses: The Big Barge Dock Systems (from 2006 to the present), Sicamous BC, Canada, which designs and builds marinas; and Alberta 1234567 Inc. Land Holding Company (from 2010 to March 2017), that owns and leases a building and land in Calgary, Alberta, Canada, and Oopik Inc., Sicamous, BC, Canada, a holding company that owns shares of our Common Stock. Mr. Mallmes sold his interest in these businesses and is currently an investor in other public and private companies.

*Andrew J Kacic – Currently, Director Co-Chairman, Chief Executive Officer and Secretary

On February 28, 2019, Mr. Kacic was a director and Sectary of the Corporation of the Company. On April 23, 2019, Andrew J. Kacic, a current director and then Secretary of the company was also appointed as Co-Chairman of the Board and Chief Executive Officer of the Company. He will continue to serve as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Company’s Board.  He will serve in those positions until his successor is duly elected or appointed and qualified.

Mr. Kacic is an experienced executive with more than 40 years of oil & gas development, exploration and operations and more than 40 years as an investment banker. From 1986 to the present, Mr. Kacic has been the founder and President of Advisory Services, Inc. (ASI), a Scottsdale, Arizona based corporate consulting firm. Through ASI, Mr. Kacic has served as an officer and/or director of various companies for which ASI was engaged as a consultant including the following: from 2014 to 2016, Mr. Kacic served as the CEO and a director of Quantum Energy Inc.; from 1999 to 2001 Mr. Kacic served as CFO of Beaudry Motor Company, Southern Arizona, an automotive and RV retailer with annual sales in excess of $350 million; from 1990 to 1998 Mr. Kacic served as the President of American Resources of Delaware, Inc. (formerly a NASDAQ company) and its subsidiary Southern Gas Company, Versailles Kentucky, an oil, gas and transmission company; from 1980 to 1986 Mr. Kacic served as CEO for the oil and gas companies Proper Power & Energy, Inc. and Barclay Road Inc to assist in their SEC filings and corporate restructuring; from 2011 to 2012 Mr. Kacic served as CEO of Securities Network, Inc., an Arizona based NASD licensed broker-dealer with 22 offices and more than 140 licensed registered representatives. Mr. Kacic is currently based in Bigfork, Montana as a consultant investment related services, including oil and gas related services.

**Raleigh C. Kone – currently Director, Co-Chairman of the Board and Executive Vice President

On April 23, 2019, Raleigh C. Kone, age 63, a stockholder of the Registrant was appointed as a director, Co-Chairman of the Board, and Executive Vice-President of the Registrant. Mr. Kone will serve as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant’s Board. He will serve in those positions until his successor is duly elected or appointed and qualified.

Mr. Kone is a highly experienced Investment and Life Insurance professional.  He has been continuously licensed in the Financial Services industry since 1984. From 2018 to the present, he has held positions in Symmetry Insurance Company and for a brief time with Wells Fargo Banking. These opportunities concentrated on the individual consumer. Mr. Kone has served from 2005 to the present as Managing Member of Global Green TK LLC, which is primarily interested in environmentally friendly land development, high tech Green energy sources and waste to energy projects.  From 2015 to 2018 he was an independent contractor District Advisor for First Command Financial Services, Headquartered in Ft Worth, TX.  He daily coordinated and was responsible for the well-being and fiduciary compliance of 10 advisors who coordinated over 3,000 investors with a combined asset base over $600 million. Additionally, Mr. Kone was directly responsible for developing and managing over $1 Billion in personal lines of insurance coverage.  From 2008 to 2015 he served as the Vice President in charge of Development and Training for an area stretching from Atlanta, GA to Fair Banks AK.  His analytical abilities, cost-benefit reviews, performance matrices and trend forecasting skills set him apart in his brokerage firm.  Mr. Kone provided guidance and support to over 40 separate Office managers and their financial services teams.  Mr. Kone has a Master of Business Administration from The Golden Gate University, San Francisco, CA; a Master of Telecommunications Business Administration from The Golden Gate University, San Francisco, CA; a Chartered Leadership Fellow from the American College of Financial Services and numerous FINRA Series Examinations, Texas Insurance Licenses and Certificates.

****Michael Ballmann -Former Director

On April 23, 2019, Michael Ballmann, age 33, was appointed as an independent director of the Registrant and will be an independent member of the Registrant’s Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee. He will serve in those positions until his successor is elected or appointed and qualified.

Mr. Ballmann is highly experienced chief financial officer (“CFO”). From 2018 to the present he founded Charis Capital Strategies, Dallas, TX, which offers CFO, investment banking, tax and financial services to small and medium businesses. From 2015 to 2018 he was an independent contractor providing financial controller services to the United States Department of Defense, San Antonio, TX, where he combined his analytical abilities, financial modeling, cost-benefit analysis, and budget forecasting skills to support strategic level policies for the joint forces in North America and he provided in-depth financial and forecasting expertise that assisted strategic-level leadership decision making for critical financial objectives. Also, from 2015 to 2018 he was a senior investment analyst, with Grigsby Wealth Management, San Antonio, TX where he conducted customer research based off customer needs that put forward investment strategies, forecasts, and stock integration with equities and debt securities that would diversify portfolios and hedge against risks. From 2010 to 2015 he served as an independent contractor providing operations manager services to the U.S. Army, various locations and he planned and oversaw strategic, operational, administrative programs, projects, distribution, and business requirements of broad significance within the organization. Mr. Ballmann holds a Master of Professional Accounting from the University of Miami and a Master of Science in Finance from Colorado State University, and a Bachelor of Business Administration, Georgia Southern University.

On October 6, 2019 Michael Ballmann resigned as a director.  Mr. Ballmann’s resignation was not a result of any disagreement with the Company regarding any, matter relating to the Company’s operations, policies or practices or otherwise, and he was not removed for cause from the board of directors.

________________

**William J. Hinz – Former Director

On April 23, 2019, Mr. Hinz resigned as a Director of the Company. Mr. Hinz’ resignation was not a result of any disagreement with the Company regarding any, matter relating to the Company’s operations, policies or practices or otherwise, and he was not removed for cause from the board of directors.

William (Bill) Hinz’ career spans more than 40 years of worldwide leadership in manufacturing, finance, and the assignment and deployment of human and capital resources at various companies where he has served in a senior executive capacity as chairman, CEO, corporate director, and president, providing financial management, manufacturing entrepreneurship, and restructuring expertise to companies ranging from startups to multi-billions in revenue. Bill has served and continues to serve on a variety of diversified boards, ranging from energy to medical, international and domestic, both public and private, for several multinational companies, including JCS Vanilla, Kinetic Muscles, and T Gen-Biotechnology, Vodavi and US Positioning. He has advised country leaders and continues as an advisor to industry leaders, heads of state, and universities. Currently, Mr. Hinz is Chairman and CEO of Inductance Energy Corporation, a Scottsdale, Arizona, based energy technology company that is focused on developing magnetic propulsion energy equipment. From 2011 to 2013, he served as CEO of Easy Energy Systems Inc., Scottsdale, Arizona, an enzyme based renewable energy company. From 2007 to 2011, he served as chairman and platform leader of the aerospace and automotive industries for Patriarch Partners, a New York based private equity firm focused on the acquisition and turnarounds of US based manufacturers, such as MD Helicopters, American LaFrance, and Global Automotive Systems. In 2005, he founded BHM Partners, Scottsdale, Arizona a consulting firm focused on bio-technology companies. Also, from 2005 to 2007 he served as CEO and chairman of HB-Medtek (TASE) Inc., a leading aerospace and medical-device fabricator with facilities in Arizona, Connecticut, the Dominican Republic, India, China, and Singapore, including greenfield operations in those countries. From 1996 to 1999, Mr. Hinz served as Executive Vice President of Operations and then President of Stolper-Fabralloy Company, a Brookfield Wisconsin based aerospace components manufacturer and was instrumental in its sale and acquisition by Triumph Group Inc., an aerospace and industrial gas turbine manufacturer and aftermarket services company. He then joined Triumph in 1999 serving until 2004, as group president and CEO of Triumph Aerospace. His career began in 1967 at AlliedSignal Aerospace (now Honeywell). For 29 years, he rose through the ranks to hold various executive level positions from Senior VP of Repair & Overhaul, President & CEO of European Operations, and finally President and CEO before retiring in 1996.

***Richard K. Ethington – Former Director

On April 23, 2019, Mr. Ethington resigned as a Director of the Company.  Mr. Ethington’s resignation was not a result of any disagreement with the Company regarding any, matter relating to the Company’s operations, policies or practices or otherwise, and he was not removed for cause from the board of directors.

Mr. Ethington is a financial professional with more than 15 years’ experience in financial modeling, projections and valuations, portfolio management, due diligence, market research, qualitative analysis and data science. Since February 2018, Mr. Ethington has been the Chief financial Officer of Inductance Energy Corporation. From 2013 to the present, Mr. Ethington has been a management and data science consultant with RKE Global, a firm he founded in 2013. From 2012 to 2013 he was Vice President, Operations at The inNEVation Center at Switch, Las Vegas Nevada, a technology startup and accelerator firm. From 2008 to 2012, he was Associate Managing Director at the Ministry of Higher Education and Scientific Research in Abu Dhabi, United Arab Emirates. Mr. Ethington has a B.S. degree in Finance with Honors Emphasis from the University of Utah and a B.S. cum laude, Entrepreneurship from the University of Utah.

***Pamela L. Bing –Former Director

On April 23, 2019, Ms. Bing resigned as a Director of the Company.  Ms. Bing’s resignation was not a result of any disagreement with the Company regarding any, matter relating to the Company’s operations, policies or practices or otherwise, and she was not removed for cause from the board of directors.

Ms. Bing has more than 23 years’ experience in various senior level and managerial positions with various manufacturing companies. Ms. Bing is a strategic thinker directing business startup and turnaround strategies, processes and organizational planning and an innovative, hands-on operational leader and manager with multiple years’ experience at the senior director level and she has had extensive experience in, among other responsibilities, financial budgeting and forecasting, due diligence, full business start-up, sales and operations planning. Since 2017, Ms. Bing has been a financial consultant serving several businesses local to the Phoenix, Arizona community. From 2014 to 2017, Ms. Bing served as Director, Business Development & Aerospace Programs for PAS Technologies, now owned by StandardAero, a global aerospace component manufacturer, aftermarket services and special processes headquartered in Scottsdale, Arizona. - From 2011 to 2013, Ms. Bing served as the General Manager of Dimatrix Precision Manufacturing, a Phoenix, Arizona, privately owned sheet metal fabricator serving primarily the military vehicle and aerospace markets where she had full profit and loss responsibilities for all aspects of the plant operations. From 2009 to 2011, Ms. Bing was president of Mobile Armored Vehicles, LLC that manufactures mine blast and ballistically protected military trucks to the international light armored vehicle market. From 2006 to 2009, as Vice President, Ms. Bing was responsible for global aftermarket services and operations of MD Helicopters, Inc, Mesa, Arizona. From 2001 to 2006, she held various managerial positions at Engineered Materials Solutions, Inc, a leading producer of clad material systems for electronic, automotive, appliance and telecommunications industries, where she served as Director, Business planning from 2005 to 2006, General manager, Electrical Contact Systems and Lean Manufacturing Manager from 2003 to 2005. Ms. Bing has a Bachelor of Science in Business Administration degree from the Ohio State University.

Code of Ethics Policy

In November 2017, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

In November 2017, we established an audit committee, a compensation committee and a nominating and corporate governance committee and we adopted charters for each of these committees. As of January 1, 2021, each of these committees has three directors, one of which was independent. Mr. Ballmann was appointed as the audit committee financial expert. As of the date of this report, Mr. Ballmann had resigned as a director and as a member of these committees.  Also, as of the date of this report, none of these committees have formally met or become functional.  We intend to appoint a new independent director who will qualify as a financial expert on our audit committee.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that Mr. Ballmann, who at the time was a member of the audit committee, qualified as an “audit committee financial expert” as defined in item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in item 7(d)(3)(iv) of schedule 14a under the Securities Exchange Act of 1934, as amended. Mr. Ballmann is no longer a director and therefore is no longer a member of the Audit Committee. We intend to appoint a new independent director who will be an audit committee financial expert on our audit committee.

ITEM 11.	Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities for the years ending February 28, 2018 and February 28, 2019.

Name and Position	Year Ended Feb 28	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Stanley F.	2018	—	—	—	—	—	—	—		$0
Wilson
former CEO	2019	—	—	—	—	—	—	63,500	(1)	$63,500

Andrew	2018
Kacic,		—	—	—	—	—	—	—		—
Director	2019	—	—	—	—	—	—	33,000	(2)	$33,000

Jeffrey	2018	—	—	—	—	—	—	—		—
Mallmes,
Chairman,
President,
Treasurer and
Director(3)	2019	—	—	—	—	—	—	—		—

(1)	Paid as a consulting fee to Mr. Wilson.

(2)	Paid as a consulting fee to Mr. Kacic.

(3)

Mr. Mallmes was appointed our Chairman, President and Treasurer on November 8, 2017 and a director on October 30, 2017. On April 23, 2019, Mr. Mallmes, a current director and then a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant’s Board, and the Chairman, President and Treasurer of the Registrant ceased to be Chairman of the Registrant and as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant. He will continue to serve as director, President and Treasurer of the Registrant and he has also been appointed President of the Registrant’s subsidiary Dominion Energy Processing Group, Inc. Mr. Mallmes received no compensation for serving in those positions during the year ended February 28, 2018.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of the February 28, 2019, the ownership of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, and by our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our Common Stock listed below have sole voting and investment power with respect to the shares shown.

		Amount and
		Nature of
		Beneficial
		Ownership	Percent of Class
Name and Address of Beneficial Owner	Title of Class	(1)	(2)
Jeffrey Mallmes (3)
1200 Trans Canada Highway
Sicamous, BC, Canada V0E2VO	Common Stock	7,584,395	15.64%
Kandy, LP (4)
PO Box 1169
Big Fork, Montana 59911	Common Stock	7,449,622	15.47%
Robert C. Henry 1742 Carriage
Dr.
Victoria, MN 55386	Common Stock	3,000,000	6.19%
Stanley Wilson
6711 East Camelback Road, #17
Scottsdale, Arizona, 85251	Common Stock	3,000,000	6.19%

Security Ownership of Management
		Amount and
		Nature of
		Beneficial	Percent of Class
Name and Address of Beneficial Owner	Title of Class	Ownership (1)	(2)
Jeffrey Mallmes (3)
1200 Trans Canada Highway
Sicamous, BC, Canada V0E2VO	Common Stock	7,584,395	15.64%
Andrew J. Kacic (4)
PO Box 1169
Big Fork, Montana 59911	Common Stock	7,449,622	15.47%
William J. Hinz (5)
6620 E. Stallion Road
Paradise Valley, AZ 85253	Common Stock	—	—
Richard Ethington (5)
11757 Costa Blanca Ave
Las Vegas, Nevada 89138	Common Stock	—	—
Pamela L. Bing (5)
5335 E. Shea Blvd, Unit 1078
Scottsdale, AZ 85254	Common Stock	—	—
All Officers and Directors as a group
(5 person) (3) (4)	Common Stock	16,634,395	34.3%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 48,491,485 shares of Common Stock issued and outstanding as of February 28, 2019.

(3)

Jeffrey Mallmes, our President, Treasurer and director, beneficially owns directly and indirectly an aggregate of 7,584,395 shares of our Common Stock as follows: directly, 3,459,173 restricted shares and 352,097 unrestricted shares; indirectly 2,000,000 restricted shares in the name of The Big Barge Company Inc. (which is owned by Mr. Mallmes); and indirectly 1,773,125 restricted shares in the name of Oopik Holdings LTD (which is owned by Mr. Mallmes). Mr. Mallmes also owns a warrant to purchase 333,333 shares of our Common Stock at $1.00 per share which stock purchase warrant expires on February 28, 2020; and a 3-year warrant issued on April 17, 2019, to purchase 225,000 shares of our Common stock at $0.25 per share. Mr. Mallmes disclaims any beneficial ownership of shares owned by Janice Mallmes, his wife.

(4)

Andrew J. Kacic beneficially controls the shares held by Kandy, LP. Mr. Kacic is Co- Chairman, CEO, Secretary and a director of the Company. Mr. Kacic also owns indirectly through Kandy, L.P. a 3-year warrant to purchase 1,000,000 shares of our common stock at $0.25 per share.

(5)	Mr. Hinz, Mr. Ethington and Ms. Bing resigned as directors and officers on April 23, 2019.

Additionally, Raleigh C Kone, who was appointed on April 23, 2019, as our Co-Chairman and Executive Vice President and director owns1,300,000 shares of our common stock, a 3-year warrant issued on March 20, 2019, to purchase 150,000 shares of  our common stock at $0.25 per share and a 3-year warrant issued on April 17, 2019, to purchase 225,000 shares of our common stock at $0.25 per share.

March 2019 Promissory Note Payable

On March 15, 2019, the Company borrowed $5,000 from Raleigh Kone, a stockholder.  This loan is evidenced by a demand promissory note which bears interest at the rate of 8% per annum, computed on the basis of actual number of days based upon a 360-day year.  Mr. Kone became a director and co-Chairman of the Company’s board of directors and Executive Vice President on April 23, 2019.  The principal and interest due under this note are outstanding as of the date of this filing.

April 2019 Promissory Notes Payable

In April 2019, the Company borrowed $12,500 from Jeffrey Mallmes, President, Treasurer, and director of the Company, and $12,500 from Raleigh Kone, Co-Chairman of the Company’s board of directors, Executive Vice President, and director of the Company.  These loans are evidenced by promissory demand notes which bear interest at the rate of 6% per annum, computed on the basis of actual number of days based upon a 360-day year.  Each lender also received warrants to purchase 225,000 shares of the Company’s common stock.    The warrants have an exercise price of $0.25 and expire three years after issuance.   The principal and interest due under these notes are outstanding as of the date of this filing.

Separately in April 2019, the Company borrowed $3,325 from Raleigh Kone and John Provacek, which loans are evidenced by demand promissory notes that bear interest at the rate of 6% per annum.  In connection with the loan from Mr. Provacek, the Company also issued to Mr. Provacek a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.25, which warrant expires three years after issuance.  The Company also borrowed $3,390, from Jeffrey Mallmes, which loan is evidenced by a demand promissory note that bears interest at the rate of 6% per annum.

Warrants

In March and April 2019, the Company’s board of directors authorized the issuance of 1,925,000 warrants to purchase shares of the Company’s common stock to officers, directors and other individuals as incentives for said individuals continuing efforts to find opportunities for and provide services to the Company.   The warrants have an exercise price of $0.25 and are exercisable for three years.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Letter of Intent with Inductance Energy Corporation

On April 15, 2018, we entered into a conditional binding letter of intent with Inductance Energy Corporation a Wyoming corporation (“IEC”), pursuant to which if all of the conditions were satisfied, (a) we would be merged with a newly formed subsidiary of IEC with us being the surviving company, (b) we would issue to IEC such number of new shares of our Common Stock as shall represent 60% of our then issued and outstanding shares of Common Stock, and (c) ) IEC would provide to us as the surviving company up to $50,000,000(USD) (the “IECAZ Financing”), a portion of which (estimated at $7,500,000 (CAD)) as the necessary funds we intend to use to validate the viability and suitability of the development of the Stoughton Refinery on the intended sight in Stoughton Saskatchewan Canada, which would include (i) obtaining environmental and engineering studies to validate the viability and suitability of the intended site for the Stoughton Refinery, and (ii) if the site is determined to be viable, we would acquire the land, and (iii) we would obtain the required permits to build the Stoughton Refinery and (iv) we would pay other related costs.

Jeffrey Mallmes, our director, President, Treasurer and director is a stockholder of WYOTECH the entity that is an affiliate of IEC and owns the technology that is used by IEC and he is also a stockholder of IEC. William Hinz, our former director, is Chairman and CEO and a director of IEC and is also an owner of WYOTECH and IEC. Also, Richard Ethington, our former director, is the Chief Financial Officer of Inductance Energy Corporation. No assurances can be given that the conditions to the letter of intent with IEC will be satisfied or that the transactions or financing contemplated in the letter of intent will be consummated.

On April 23, 2019, the letter of intent with IEC was cancelled by mutual agreement.

Director Independence

Our one independent director, as the term “independent” is defined by the rules of the NASDAQ Stock Market, Mr. Ballmann resigned on October 6, 2019. We intend to appoint a new independent director who will be an audit committee financial expert on our audit committee.

Advances from related parties

Mr. Mallmes and certain stockholders of the Company have advanced to the Company in the aggregate approximately $200,000 which was used to pay legal, accounting and various operating expenses of the Company.

ITEM 14.	Principal Accountant Fees and Services.

Information on our principal accountant’s fees and services is incorporated herein by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on February 6, 2019.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) 1. and 2. Financial statements and financial statement schedules.

The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

3.     Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Articles of Incorporation	Exhibit 3.1 to Form S-1 filed 6.26.18
3.2	Bylaws	Exhibit 3.2 to Form S-1 filed 6.26.18
3.3	Certificate of Amendment to the Articles of Incorporation	Exhibit 3.3 to Form S-1 filed 6.26.18
3.4	Certificate of Amendment to the Articles of Incorporation 5.24.06	Exhibit 3.4 to Form S-1A filed 11.28.18
3.5	Certificate of Amendment to the Articles of Incorporation 6.12.06	Exhibit 3.5 to Form S-1A filed 11.28.18
3.6	Certificate of Amendment to the Articles of Incorporation 9.16.13	Exhibit 3.6 to Form S-1A filed 11.28.18
3.7	Certificate of Amendment to the Articles of Incorporation 3.20.14	Exhibit 3.7 to Form S-1A filed 11.28.18
3.8	Certificate of designation 3.20.14	Exhibit 3.8 to Form S-1Afiled 11.28.18
3.9	Cert of Designation 4.03.14	Exhibit 3.9 to Form S-1A filed 11.28.18
3.10	Cert of Amendment 6.11.18	Exhibit 3.10 to Form S-1A filed 11.28.18
3.11	Cert of withdrawal of designation of certificate designation 11.26.18	Exhibit 3.11 to Form S-1A filed 11.28.18
3.12	Articles of Incorporation 12.05.18	Exhibit 3.12 to Form S-1A filed 12.6.18
10.1	Audit Committee Charter	Exhibit 10.1 to Form S-1 filed 6.26.18
10.2	Compensation Committee charter	Exhibit 10.2 to Form S-1 filed 6.26.18
10.3	Nominating and corporate governance committed charter	Exhibit 10.3 to Form S-1 filed 6.26.18
10.4	Mountain Top Mutual Rescission Agreement dated January 15, 2018	Exhibit 10.4 to Form S-1 filed 6.26.18
10.5	Native Son Settlement Agreement and Mutual release dated October 26, ,2017	Exhibit 10.5 to Form S-1 filed 6.26.18
10.6	Cancellation of Series A Preferred Stock	Exhibit 10.6 to Form S-1 filed 6.26.18
10.7	Cancellation of Series B Preferred Stock	Exhibit 10.7 to Form S-1 filed 6.26.18
10.8	Land Contract Extension	Exhibit 10.10 to Form S-1 filed 6.26.18
10.9	Binding Letter of Intent Inductance energy corporation dated 4.10.18	Exhibit 10.11 to Form S-1A 8.31.18

14	Code of Business Conduct and Ethics	Exhibit 14.1 to Form S-1 filed 6.26.18
21	List of Subsidiaries of Quantum Energy Inc.	Exhibit 21.1 to Form S-1A filed 11.9.18
31.1	Section 302 Certification of Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of Chief Financial Officer	Filed Herewith
32.1	Section 906 Certification of Chief Executive Officer	Filed Herewith
32.2	Section 906 Certification of Chief Financial Officer	Filed Herewith
99.1	Mutual Agreement to Cancel/Rescind Binding Letter of Intent with IEC dated 4.23.19	Exhibit 99.1 to Form 8-K filed 4.26.19
99.2	Asset Swap Agreement – 5.24.19 w/ Looper and Quay	Exhibit 99.3 to Form 8-K filed 5.31.19
99.3	Form of certificate of Designation, Preferences and Rights of Series W Convertible Preferred Stock (not filed in Nevada)	Exhibit 99.4 to Form 8-K filed 5.31.19
99.4	Press release 5.30.19 regarding Looper/Quay Swap Agreement	Exhibit 99.5 to Form 8-K filed 5.31.19

Interactive Data File

101.INS      XBRL Instance Document

101.SCH     XBRL Taxonomy Extension Schema

101.CAL     XBRL Taxonomy Extension Calculation Linkbase

101.DEF     XBRL Taxonomy Extension Definition Linkbase

101.LAB     XBRL Taxonomy Extension Labels Linkbase

101.PRE     XBRL Taxonomy Extension Presentation Linkbase

**

These certifications pursuant to 18 U.S.C. Section 1350 by the Company’s Chief Executive Officer and Chief Financial Officer, furnished as Exhibit 32 to this Annual Report on Form 10-K, will not be deemed to be filed with the Securities and Exchange Commission or incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such certifications by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTUM ENERGY INC. (Registrant)

By:
/s/ Harry Ewert	Date: January 22, 2021
Harry Ewert
CEO