Form 10-Q
period 2019-05-31
QUANTUM ENERGY INC.
filed 2021-03-09
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 333-225892

Quantum Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0428608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3825 Rockbottom Henderson, NV	89030
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 702-323-6455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.001 Par Value	QEGY	OTC.PK

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit  filed). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of May 31, 2019 was approximately 48,491,485.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS UNAUDITED

	May 31,	February 28,
	2019	2019

ASSETS
Current Assets
Cash	$2,581	$1,578

Total Current Assets	2,581	1,578

Deposits	—	7,822

Total Assets	$2,581	$9,400

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$134,186	$68,331
Accounts Payable and Accrued Expenses - Related Parties	163,467	183,185
Convertible Note Payable	45,000	—
Derivative Liability	81,431	—
Promissory Notes Payable	11,305	7,980
Promissory Notes Payable - Related Parties	96,015	64,300

Total Current Liabilities	531,404	323,796

Total Liabilities	531,404	323,796

Commitments and Contingencies (Note 8)

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 48,491,485 Issued and Outstanding, Respectively	48,491	48,491
Additional Paid-In-Capital	11,273,102	10,996,420
Accumulated Deficit	(11,850,416)	(11,359,307)

Total Stockholders' Deficit	(528,823)	(314,396)

Total Liabilities and Stockholders' Deficit	$2,581	$9,400

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended May 31,	2019	2018

Operating Expenses
Advertising and Marketing	592	296
Management Fees and Compensation	1,750	—
General and Administrative	30,208	12,008
Professional Fees	69,100	93,991

Total Operating Expenses	101,650	106,295

Other (Income) and Expenses
Bad Debts	30,000	—
Loss on Derivative	81,431	—
Interest Expense	1,346	—
Interest Expense - Warrants	276,682	—

Total Other (Income) and Expenses	389,459	—

Total Expenses	491,109	106,295

Loss Before Income Tax Expense	(491,109)	(106,295)

Income Tax Expense	—	—

Net Loss for the Period	$(491,109)	$(106,295)

Weighted Average Number of Common Shares - Basic and Diluted	48,491,485	48,069,361

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.01)	$(0.00)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended May 31,	2019	2018

Cash Flows from Operating Activities

Net Loss for the Period	$(491,109)	$(106,295)

Non-Cash Adjustments:
Common Stock Issued for Professional Services	—	17,272
Bad Debts	30,000	—
Deposits Written Off	7,822	—
Loss on Derivative	81,431	—
Interest Expense on Convertible Note Warrants	276,682	—
Changes in Assets and Liabilities:
Prepaid Expenses	—	37,500
Notes Receivable	(30,000)	—
Accounts Payable and Accrued Expenses	65,855	66,927
Accounts Payable and Accrued Expenses - Related Parties	(19,718)	(28,444)

Net Cash Flows Used In Operating Activities	(79,037)	(13,040)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Received from Notes Payable	3,325	—
Cash Proceeds Received from Convertible Note Payable	45,000	—
Cash Received from Notes Payable - Related Parties	31,715	—

Net Cash Flows Provided by Financing Activities	80,040	—

Net Change in Cash	1,003	(13,040)

Cash - Beginning of Period	1,578	19,864

Cash - End of Period	$2,581	$6,824

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental Desclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Common Stock Payable	$—	$152,198

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MAY 31, 2019 AND 2018 - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended May 31, 2018	Shares	Amount	Capital	Deficit	Equity

Balance - March 1, 2018	47,361,683	$47,362	$10,828,079	$(11,017,516)	$(142,075)

Common Stock Issued for Common Stock Payable	1,014,655	1,014	151,184	—	152,198

Common Stock Issued for Professional Services	115,147	115	17,157	—	17,272

Net Loss for the Period	—	—	—	(106,295)	(106,295)

Balance - May 31, 2018	48,491,484	$48,491	$10,996,420	$(11,123,811)	$(78,900)

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended May 31, 2019	Shares	Amount	Capital	Deficit	Equity

Balance - March 1, 2019	48,491,485	$48,491	$10,996,420	$(11,359,307)	$(314,396)

Value of Warrants for Convertible Note	—	—	276,682	—	276,682

Net Loss for the Period	—	—	—	(491,109)	(491,109)

Balance - May 31, 2019	48,491,485	$48,491	$11,273,102	$(11,850,416)	$(528,823)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the February 28, 2019 audited financial statements and the unaudited condensed consolidated financial statements as of May 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended February 28, 2019 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three ended May 31, 2019, are not necessarily indicative of the results of operations expected for the year ending February 29, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries FTPM Resources Ltd. and Dominion Energy Processing Group, Inc. after elimination of the intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable, related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2019 and 2018, respectively.

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

At May 31, 2019 and 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including the new lease standard. The Company does not have any leases and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of May 31, 2019 and February 28, 2019, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at May 31, 2019 and February 28, 2019. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of May 31, 2019 and February 28, 2019, respectively, would be as follows:

	May 31, 2019	February 28, 2019
Warrants	4,054,802	2,129,802
TOTAL POSSIBLE DILUTION	4,054,802	2,129,802

At May 31, 2019 and February 28, 2019, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – OTHER ASSETS

Peconic Note Receivable

On April 17, 2019, the Company loaned funds under a secured convertible promissory note (“Peconic Note”) to Peconic Energy, Inc. (“Peconic”) for the principal amount of $30,000 with the principal balance and all accrued interest being due and payable 18 months from the date of the note. Interest shall be accrued at rate of 12% per annum or 40% of the gross revenues generated by the maker, whichever is greater. The Peconic Note is secured by 100% of the Peconic’s assets and is convertible at any time during the term of the note into 40% of the Peconic’s assets. At the date of this report, it is highly unlikely that the Company will collect this note receivable. Therefore the Company has allowed for this note in the amount of $30,000 and included it in bad debts in the statement of operations for the three months ended May 31, 2019.

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 5 – OTHER ASSETS - continued

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

On June 3, 2019, by mutual agreement of the parties, the Stoughton Agreement was extended until October 31, 2019 for no additional consideration. As of the date of this report the Stoughton Agreement had been terminated. (Note 13). Due to the termination of the agreement as of the date of this report, the Company has reclassed this deposit of $7,822 to accounts payable related party as the deposit was refunded but the money was given to a related party to pay amounts due him

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	May 31, 2019	February 28, 2019
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325	––

Total Notes Payable	$11,305	$7,980

Accrued Interest Payable for the three months ended May 31, 2019 and 2018 was $215 and $-0-, respectively.

Convertible note payable consists of one note payable in the amount of $45,000 and $-0-, at May 31, 2019 and February 28,2019, respectively. The note which was issued in April 2019 accrues interest at an annual rate of 12% and matures in April 2020. In the event of default, the note provides for default interest at 22%. Accrued interest for the three months ended May 31, 2019 and 2018 was $900 and $-0-, respectively. Due to the conversation features of this note the Company calculated a derivative utilizing a Black Scholes method. This method used the following inputs to obtain the derivative value of $81,431 on April 9, 2019. Stock value of $0.164, discounted exercise price of 39% of the lowest stock market price 20 days prior to the valuation date, volatility of 228% and Discount Bond equivalent yield of 2.420%.

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

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	May 31, 2019	February 28, 2019
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	60,000
6% unsecured note payable – April 2019, due on demand	15,825	––
6% unsecured note payable – April 2019, due on demand	15,890	––
TOTAL	$96,015	$64,300

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute. There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at May 31, 2019 and February 28, 2019 were $18,851 and $30,000, respectively.

Certain officers and directors of the Company had paid various expenses on behalf of the Company. Balances due to the officers and directors for reimbursement of these expenses were $144,616 and $153,185 at May 31, 2019 and February 28, 2019, respectively, which amounts are included in “Accounts payable and accrued liabilities, related parties” on the condensed consolidated balance sheets.

Accrued Interest Payable for the three months ended May 31, 2019 and 2018 was $231 and $-0-, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 9 – COMMON STOCK

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

Common stock retirement

On January 27, 2018, the former chairman of the Company’s board of directors and a current director of the Company’s board of directors each agreed to return 5,000,000 shares of the Company’s common stock for an aggregate total of 10,000,000 common shares for consideration of $Nil. The shares are held by the Company as authorized but unissued treasury shares as of May 31, 2019.

NOTE 10 - WARRANTS

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

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

On March 15, 2018, by mutual agreement, the Company amended 500,000 common stock purchase warrants from an exercise price of $0.13 per share to $1.00 per share.

On March 20, 2019 and April 17, 2019 the Company issued 1,250,000 and 675,000 warrants respectively to purchase an 1,925,000 additional shares of its common stock to eight investors The term of each warrant is for thirty six months from date of issuance with an exercise price of $0.25. The value of the warrants calculated at March 20 and April 17, 2019 was $200,439 and $74,250 for a combined total of $274,689 and is in included in interest expense -warrants on the condensed consolidated statements of operations for the three moths ended May 31, 2019. The value of the warrants was calculated utilizing a Black Scholes method which used the market value of the stock based on the issue date, a exercise price of $0.25, a volatility of 228% and a discount bond equivalent range of 2.34% - 2.37%.

The following is a summary of the Company’s warrants issued and outstanding:

	May 31, 2019		February 28, 2019
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,129,802	$1.00	2,129,802	$0.61
Issued	1,925,000	.25	––	––
Exercised	––	––	––	––
Expired	––	––	––	––
Ending balance	4,054,802	$0.64	2,129,802	$1.00

(a)	Weighted average exercise price per shares

The following table summarizes additional information about the warrants granted by the Company as of May 31, 2019 and February 28, 2019:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$1.00	0.47
July 10, 2017	500,000	500,000	1.00	1.03
February 28, 2018	1,129,802	1,129,802	1.00	.75
March 20, 2019	1,250,000	1,250,000	0.25	2.81
April 17, 2019	675,000	675,000	0.25	2.88
Total warrants	4,054,802	4,054,802	$.64	1.74

NOTE 11 – OTHER MATTERS

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

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

On April 16, 2016 the Company entered into a separate Non-Binding Memorandum of Understanding (“MOU-2”) to acquire EESI Infrastructure Series, LLC (“EESI Infrastructure”). The prospective EESI Infrastructure acquisition, if consummated as provided in the MOU-2, would provide a guarantee for the construction of an addition to the existing plant of EESI Systems in Emmetsburg, Iowa. This addition will add a 9.3 Mega Watt dual gas power plant to EESI Systems’ Emmetsburg facility at an anticipated cost of approximately $10 million. Upon signing the MOU-2, the Company paid $25,000 to the EESI Infrastructure. Due to the uncertainty of this agreement, the $25,000 deposit has been expensed in General and Administrative expenses for the three months ended May 31, 2019.

As of January 22, 2021, no action has been performed under either MOU.

NOTE 12 – SUBSEQUENT EVENTS

Promissory Notes Payable

In October 2019, the Company borrowed $20,000 from Robert Udy. The note matures 24 (twenty-four) months from date of note and bears interest at 8% per annum. Interest shall be paid in restricted shares of the Company at a price of $0.05 per share.

On June 18, 2019, the Company received a default notice from Power Up (holder of the Convertible Note Payable) stating that the Company is in default because, among other reasons, the Company failed to comply with the reporting requirements of the Securities Exchange Act of 1934 as required by the Note, and therefore demanded that the Company pay the default sum of $67,500 together with accrued interest and accrued default interest with respect to the note. The Company is currently seeking to reach a settlement of this matter with Power Up but as of the date of this report no settlement has been reached.

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

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2019

NOTE 12 – SUBSEQUENT EVENTS - continued

Private Placement – Raul Factor - continued

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

Crowdfunding agreement with Funding OTC Corp.

August 29, 2019, the Company entered into a month-to-month agreement with FundingOTC (“FOTC”) to establish a crowd funding investment platform to raise approximately $1,000,000. The Company paid $15,000 for the initial engagement with FOTC. The Company plans to use funds received under the crowdfunding arrangement to further develop ESSI plastic to fuel energy system. For duties performed and services rendered, FOTC will receive $37,500 per month - $15,000 from the Company and $22,500 from funds received under the agreement. In the event that the crowdfunding campaign is unsuccessful, the Company will bear no obligation or liability to otherwise pay the $22,500 to FOTC.  As of the date of these financial statements, no funds have been raised under this agreement.

Proposed Stoughton Refinery

The Company was not able to raise the substantial funds required to acquire the Land or complete the predevelopment work or to construct the proposed Stoughton Refinery therefore the agreement was cancelled after the October 2019 extension date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Results of Operations

Three Months Ended May 31, 2019 Compared to Three Months Ended May 31, 2019.

Operating expenses for the three months ended May 31, 2019 was $101,650 compared to $106,295 for the three months ended May 31, 2018. Other expenses for the three months ended May 31, 2019 was $389,459 compared to $-0- for the three months ended May 31, 2018. During the three months ended May 31, 2019 the Company wrote off a $30,000 note receivable to bad debts, had $81,431 in loss on derivative for a convertible note payable, incurred $1,346 in interest expense and had $276,682 in interest expense – warrants.

Net Loss

Net loss for the three months ended May 31, 2019 and 2018 was $491,109 and $106,295, respectively. The increase in loss of $384,814 was due to the increase in other expenses as mentioned above.

Liquidity and Capital Resources:

As of May 31, 2019, our assets totaled $2,581, which consisted of cash. The Company's total liabilities were $531,404, which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, convertible note payable, derivative liability, promissory notes payable and promissory notes payable – related parties. As of May 31, 2019, the Company had an accumulated deficit of $11,850, 416 and working capital deficit of $528,823.

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time.  Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meeting our operating requirement.

Cash (Used in) Operating Activities

Net cash used in operating activities for the three months ended May 31, 2019 and 2018 were $79,037 and $13,040, respectively. The increase amount was attributed to interest expense on convertible note warrants and loss on derivative.

Cash from Investing Activities

Net cash used in investing activities was $0 for each of the three months ended May 31, 2019 and 2018.

Cash from Financing Activities

Net cash provided by financing activities was $80,040 for the three months ended May 31, 2019, and was $-0- for three months ended May 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

1)	We have an inadequate number of administrative personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedures over our disclosures.

The reason for this deficiency relates to the fact that our management is relying on external consultants for purposes of preparing our financial reporting package; however, the officers may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management

has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of May 31, 2019, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

QUANTUM ENERGY, INC.

Date:	March 8, 2021	By:	/s/ HARRY EWERT
CEO