Form 10-Q
period 2019-08-31
QUANTUM ENERGY INC.
filed 2021-03-16
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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
None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit filed). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of August 31, 2019 was approximately 48,491,485.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	August 31,	February 28,
	2019	2019

ASSETS
Current Assets
Cash	$1,480	$1,578

Total Current Assets	1,480	1,578

Deposits	—	7,822

Total Assets	$1,480	$9,400

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$204,380	$68,331
Accounts Payable and Accrued Expenses - Related Parties	173,858	183,185
Common Stock Payable	200,000	—
Convertible Note Payable	67,500	—
Derivative Liability	141,982	—
Promissory Notes Payable	11,305	7,980
Promissory Notes Payable - Related Parties	96,015	64,300

Total Current Liabilities	895,040	323,796

Total Liabilities	895,040	323,796

Stockholders' Deficit
Subscription Receivable	(200,000)	—
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 48,491,485 Issued and Outstanding, Respectively	48,491	48,491
Additional Paid-In-Capital	11,449,681	10,996,420
Accumulated Deficit	(12,191,732)	(11,359,307)

Total Stockholders' Deficit	(893,560)	(314,396)

Total Liabilities and Stockholders' Deficit	$1,480	$9,400

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2019	2018	2019	2018

Operating Expenses
Advertising and Marketing	—	—	888	296
Management Fees and Consulting	10,000	—	11,750	—
General and Administrative	2,959	12,263	32,871	24,271
Professional Fees	60,368	91,537	129,468	185,528

Total Operating Expenses	73,327	103,800	174,977	210,095

Other (Income) and Expenses
Bad Debts	—	—	30,000	—
Loss on Derivative	60,551	—	141,982	—
Interest Expense	30,859	—	32,205	—
Interest Expense - Warrants	176,579	—	453,261	—

Total Other (Income) and Expenses	267,989	—	657,448	—

Total Expenses	341,316	103,800	832,425	210,095

Loss Before Income Tax Expense	(341,316)	(103,800)	(832,425)	(210,095)

Income Tax Expense	—	—	—	—

Net Loss for the Period	$(341,316)	$(103,800)	$(832,425)	$(210,095)

Weighted Average Number of Common Shares - Basic and Diluted	48,491,485	48,491,485	48,491,485	48,276,577

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended August 31,	2019	2018

Cash Flows from Operating Activities

Net Loss for the Period	$(832,425)	$(210,095)

Non-Cash Adjustments:
Common Stock Issued for Professional Services	—	17,272
Bad Debts	30,000	—
Deposits Written Off	7,822	—
Loss on Derivative	141,982	—
Interest on Default of Convertible Note	22,500	—
Interest Expense on Convertible Note Warrants	453,261	—
Changes in Assets and Liabilities:
Prepaid Expenses	—	37,500
Notes Receivable	(30,000)	—
Accounts Payable and Accrued Expenses	136,049	172,703
Accounts Payable and Accrued Expenses - Related Parties	(9,327)	(28,444)

Net Cash Flows Used In Operating Activities	(80,138)	(11,064)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Received from Notes Payable	3,325	—
Cash Proceeds Received from Convertible Note Payable	45,000	—
Cash Received from Notes Payable - Related Parties	31,715	—

Net Cash Flows Provided by Financing Activities	80,040	—

Net Change in Cash	(98)	(11,064)

Cash - Beginning of Period	1,578	19,864

Cash - End of Period	$1,480	$8,800

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental Desclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Common Stock Payable	$—	$152,198

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2019 AND 2018 - UNAUDITED

		Common Stock		Additional		Total
	Subscription	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended August 31, 2018	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - June 1, 2018	$—	48,491,484	$48,491	$10,996,420	$(11,123,811)	$(78,900)

Net Loss for the Period	—	—	—	—	(103,800)	(103,800)

Balance - August 31, 2018	$—	48,491,483	$48,491	$10,996,420	$(11,227,611)	$(182,700)

		Common Stock		Additional		Total
	Subscription	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended August 31, 2019	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - June 1, 2019	$—	48,491,485	$48,491	$11,273,102	$(11,850,416)	$(528,823)

Value of Subscription Receivable	(200,000)	—	—	—	—	(200,000)

Value of Warrants for Convertible Note	—	—	—	176,579	—	176,579

Net Loss for the Period	—	—	—	—	(341,316)	(341,316)

Balance - August 31, 2019	(200,000)	48,491,485	$48,491	$11,449,681	$(12,191,732)	$(893,560)

		Common Stock		Additional		Total
	Subscription	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Six Months Ended August 31, 2018	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2018	$—	47,361,683	$47,362	$10,828,079	$(11,017,516)	$(142,075)

Common Stock Issued for Common Stock Payable	—	1,014,655	1,014	151,184	—	152,198

Common Stock Issued for Professional Services	—	115,147	115	17,157	—	17,272

Net Loss for the Period	—	—	—	—	(210,095)	(210,095)

Balance - August 31, 2018	$—	48,491,484	$48,491	$10,996,420	$(11,227,611)	$(182,700)

		Common Stock		Additional		Total
	Subscription	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Six Months Ended August 31, 2019	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2019	$—	48,491,485	$48,491	$10,996,420	$(11,359,307)	$(314,396)

Value of Subscription Receivable	(200,000)	—	—	—	—	(200,000)

Value of Warrants for Convertible Note	—	—	—	453,261	—	453,261

Net Loss for the Period	—	—	—	—	(832,425)	(832,425)

Balance - August 31, 2019	$(200,000)	48,491,485	$48,491	$11,449,681	$(12,191,732)	$(893,560)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the February 28, 2019 audited financial statements and the unaudited condensed consolidated financial statements as of August 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended February 28, 2019 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and six months ended August 31, 2019, are not necessarily indicative of the results of operations expected for the year ending February 29, 2020.

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

AUGUST 31, 2019

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable, related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2019 and 2018, respectively.

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

At August 31, 2019 and 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

AUGUST 31, 2019

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of August 31, 2019 and February 28, 2019, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at August 31, 2019 and February 28, 2019. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of August 31, 2019 and February 28, 2019, respectively, would be as follows:

	August 31, 2019	February 28, 2019
Warrants	5,054,802	2,129,802
TOTAL POSSIBLE DILUTION	5,054,802	2,129,802

At August 31, 2019 and February 28, 2019, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – OTHER ASSETS

Peconic Note Receivable

On April 17, 2019, the Company loaned funds under a secured convertible promissory note (“Peconic Note”) to Peconic Energy, Inc. (“Peconic”) for the principal amount of $30,000 with the principal balance and all accrued interest being due and payable 18 months from the date of the note. Interest shall be accrued at rate of 12% per annum or 40% of the gross revenues generated by the maker, whichever is greater. The Peconic Note is secured by 100% of the Peconic’s assets and is convertible at any time during the term of the note into 40% of the Peconic’s assets. At the date of the report for the period ended May 31, 2019, it was determined that it was highly unlikely that the Company would collect this note receivable. Therefore, the Company allowed for this note in the amount of $30,000 at May 31, 2019. It is included it in bad debts in the statement of operations for the six months ended August 31, 2019.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019

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

On June 3, 2019, by mutual agreement of the parties, the Stoughton Agreement was extended until October 31, 2019 for no additional consideration. At the date of the report for the period ended May 31, 2019, the Stoughton Agreement had been terminated. (Note 13). Due to the termination of the agreement, the Company reclassed this deposit of $7,822 to accounts payable related party as the deposit was refunded but the money was given to a related party to pay amounts due him.

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	August 31, 2019	February 28, 2019
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325

Total Notes Payable	$11,305	$7,980

Interest expense for the three and six months ended August 31, 2019 was $153 and $368, respectively. Interest expense for each of the three and six months ended August 31, 2018 was $-0-.

Convertible note payable consists of one note payable in the amount of $67,500 and $-0-, at August 31, 2019 and February 28,2019, respectively. The note which was issued in April 2019 for $45,000 accrues interest at an annual rate of 12% and matures in April 2020. In the event of default, the note principal is increased by 150% times the outstanding principal and provides for default interest at 22%. Interest expense for the three and six months ended August 31, 2019 was $3,319 and $4,219, respectively. Due to the conversation features of this note the Company calculated a derivative utilizing a Black Scholes method. This method used the following inputs to obtain the derivative value on June 18, 2019 and August 28, 2019. Stock value of $0.11 and $0.1248 respectively, discounted exercise price of 39% of the lowest stock market price 20 days prior to the valuation date, volatility of 253.82% and 266.38%, respectively. Discount Bond equivalent yield of 2.04% and 1.76%, respectively. At August 31, 2019 derivative liability was $141,982 and loss on derivatives for the three and six months ended August 31, 2019 was $60,551 and $141,982, respectively.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE - continued

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

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	August 31, 2019	February 28, 2019
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	60,000
6% unsecured note payable – April 2019, due on demand	15,825
6% unsecured note payable – April 2019, due on demand	15,890
TOTAL	$96,015	$64,300

Interest expense for the three and six months ended August 31, 2019 was $4,887 and $5,118, respectively. Interest expense for each of the three and six months ended August 31, 2018 was $-0-.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute. There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at August 31, 2019 and February 28, 2019 were $17,749 and $30,000, respectively.

Certain officers and directors of the Company had paid various expenses on behalf of the Company. Balances due to the officers and directors for reimbursement of these expenses were $156,110 and $153,185 at August 31, 2019 and February 28, 2019, respectively, which amounts are included in “Accounts payable and accrued liabilities, related parties” on the condensed consolidated balance sheets.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019

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

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019

NOTE 9 - WARRANTS

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

On March 20, 2019 and April 17, 2019 the Company issued 1,250,000 and 675,000 warrants respectively to purchase an 1,925,000 additional shares of its common stock to eight investors The term of each warrant is for thirty six months from date of issuance with an exercise price of $0.25. The value of the warrants calculated at March 20 and April 17, 2019 was $200,439 and $74,250 for a combined total of $274,689 and is in included in interest expense -warrants on the condensed consolidated statements of operations for the three months ended May 31, 2019. The value of the warrants was calculated utilizing a Black Scholes method which used the market value of the stock based on the issue date, a exercise price of $0.25, a volatility of 228% and a discount bond equivalent range of 2.34% - 2.37%.

On June 28, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.25. On the same date the Company also extended the term of 1,000,000 warrants and adjusted the exercise price of these warrants to $0.25. The term of the new warrants are for eighteen months from date of issuance. The extended warrants term is 500,000 for two years and 500,000 for two and a half years. The value of the warrants calculated was $176,579 and is in included in interest expense -warrants on the condensed consolidated statements of operations for the three months ended August 31, 2019. The value of the warrants was calculated utilizing a Black Scholes method which used the market value of the stock based on the issue date, an exercise price of $0.25, volatility of 360.99%, 351.88% and 339.45% and a discount bond equivalent of 1.75 and 1.71%.

The following is a summary of the Company’s warrants issued and outstanding:

	August 31, 2019		February 28, 2019
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,129,802	$1.00	2,129,802	$0.61
Issued	2,925,000	.25	––	––
Exercised	––	––	––	––
Expired	––	––	––	––
Ending balance	5,054,802	$0.37	2,129,802	$1.00

(a)	Weighted average exercise price per shares

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019

NOTE 9 – WARRANTS - continued

The following table summarizes additional information about the warrants granted by the Company as of August 31, 2019 and February 28, 2019:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$.25	1.72
July 10, 2017	500,000	500,000	.25	2.28
February 28, 2018	1,129,802	1,129,802	1.00	.50
March 20, 2019	1,250,000	1,250,000	0.25	2.55
April 17, 2019	675,000	675,000	0.25	2.63
June 28, 2019	1,000,000	1,000,000	.25	1.33
Total warrants	5,054,802	4,054,802	$.37	1.49

NOTE 10 – OTHER MATTERS

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

On April 16, 2016 the Company entered into a separate Non-Binding Memorandum of Understanding (“MOU-2”) to acquire EESI Infrastructure Series, LLC (“EESI Infrastructure”). The prospective EESI Infrastructure acquisition, if consummated as provided in the MOU-2, would provide a guarantee for the construction of an addition to the existing plant of EESI Systems in Emmetsburg, Iowa. This addition will add a 9.3 Mega Watt dual gas power plant to EESI Systems’ Emmetsburg facility at an anticipated cost of approximately $10 million. Upon signing the MOU-2, the Company paid $25,000 to the EESI Infrastructure. Due to the uncertainty of this agreement, the $25,000 deposit has been expensed in General and Administrative expenses for the six months ended August 31, 2019.

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

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019

NOTE 10 – OTHER MATTERS – continued

Private Placement – Raul Factor - continued

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

Also, as part of the transactions contemplated by these agreements: (i) the stock purchase warrant issued on November 20, 2016, to Kevin Holinaty to purchase 500,000 shares of the Company’s common stock (“Warrant No. 002”) was amended to extend the exercise period of the warrant through May 19, 2021 and to change the exercise price to $0.25 per share; (ii) the stock purchase warrant issued to Kevin Holinaty issued on June 9, 2017, and amended on March 15, 2018, to purchase 250,000 shares of the Company’s common stock (“Warrant No. 003”) was amended to extend the exercise period to December 9, 2021, and to change the exercise price to $0.25 per share; (iii) the stock purchase warrant issued to Haaye de Jong to purchase 250,000 shares of the Company’s common stock was amended to extend the exercise period to December 9, 2021, and to change the exercise price to $0.25 per share; (iv) the Company issued a warrant to Kevin Holinaty to purchase 500,000 shares of the common stock at a price of $0.25 per share, which warrant has an exercise period until December 20, 2020; (v) the Company issued a warrant to Haaye de Jong to purchase 500,000 shares of the common stock at a price of $0.25 per share, which warrant has an exercise period until December 20, 2020. (See Note 9).

The sale of the Units and the warrants to Kevin Holinaty and Haaye de Jong, the principals of Raul Factor, who have represented that they are “accredited investors” and non-U.S. citizens and in offshore transactions, was made in reliance on Rule 506 of Regulation D and on Regulation S.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2019

NOTE 11 – SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended August 31, 2019 Compared to Three Months Ended August 31, 2018.

Operating expenses for the three months ended August 31, 2019 was $73,327 compared to $103,800 for the three months ended August 31, 2018. The decrease in operating expenses was due to a decrease in professional fees of $31,169. Other expenses for the three months ended August 31, 2019 was $267,989 compared to $-0- for the three months ended August 31, 2018. During the three months ended August 31, 2019 the Company had $60,551 loss on derivative for a convertible note payable, incurred $30,859 in interest expense and had $176,579 in interest expense – warrants.

Net Loss

Net loss for the three months ended August 31, 2019 and 2018 was $341,316 and $103,800, respectively. The increase in loss of $237,516 was due to the increase in other expenses as mentioned above.

Six Months Ended August 31, 2019 Compared to Six Months Ended August 31, 2018.

Operating expenses for the six months ended August 31, 2019 was $174,977 compared to $210,095 for the six months ended August 31, 2018. The decrease in operating expenses was due to a decrease in professional fees of $56,060. Other expenses for the six months ended August 31, 2019 was $657,448 compared to $-0- for the six months ended August 31, 2018. During the six months ended August 31, 2019 the Company had $30,000 in bad debts, $141,982 loss on derivative for a convertible note payable, incurred $32,205 in interest expense and had $453,261 in interest expense – warrants.

Net Loss

Net loss for the six months ended August 31, 2019 and 2018 was $832,425 and $210,095, respectively. The increase in loss of $622,330 was due to the increase in other expenses as mentioned above.

Liquidity and Capital Resources:

As of August 31, 2019, our assets totaled $1,480 which consisted of cash. The Company's total liabilities were $895,040, which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, convertible note payable, derivative liability, promissory notes payable and promissory notes payable – related parties. As of August 31, 2019, the Company had an accumulated deficit of $12,191,732 and working capital deficit of $893,560.

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

Cash (Used in) Operating Activities

Net cash used in operating activities for the six months ended August 31, 2019 and 2018 were $80,138 and $11,064, respectively. The increase amount was attributed to interest expense on convertible note warrants and loss on derivative.

Cash from Investing Activities

Net cash used in investing activities was $0 for each of the six months ended August 31, 2019 and 2018.

Cash from Financing Activities

Net cash provided by financing activities was $80,040 for the six months ended August 31, 2019, and was $-0- for six months ended August 31, 2018.

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

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	Risks related to government regulation;

●	Risks related to environmental concerns;

●	Risks related to the Company’s ability to obtain additional required capital

●	Risks related to the Company’s insurance coverage for operating risks;

●	Risks related to the fluctuation of prices for crude oil;

●	Risks related to the competitive oil refinery industry;

●	Risks related to the possible dilution of the Company’s common stock from additional financing activities;

●	Risks related to potential conflicts of interest with the Company’s management;

●	Risks related to the Company’s shares of common stock.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections “Description of Business” and “Management’s Discussion and Analysis and Plan of Operation” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Quantum Energy, Inc. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Corporate Background

Our business strategy is to develop a “state-of-the art”, energy efficient, 40,000 BPD full slate refinery in Stoughton, Saskatchewan, Canada (the “Stoughton Refinery”) to refine the light shale crude oil primarily from the Viewfield oil field of the Bakken formation in Saskatchewan, Canada. Our principal executive offices are located at 3825 Rockbottom, Henderson Nevada. The Company’s telephone number is (702) 323-6455. Our website is www.quantum-e.com and is not part of this Quarterly Report.

Historical Operations

We were originally incorporated as Boomers Cultural Development, Inc. (“Boomers”) on February 5, 2004, in the State of Nevada to be a service-oriented firm that would integrate the cultural interests of baby boomers with destination learning, by packaging onsite personal growth, education, and entertainment seminars with a variety of vacation destinations. On May 18, 2006, our name was changed to Quantum Energy, Inc. and our business plans were changed to focus on the energy industry and in particular the oil and gas segments of the energy industry. From 2008 through 2010, we planned, when and if funding became available, to acquire high-quality oil and gas properties, primarily proven producing and proven undeveloped reserves as well as exploring low-risk development drilling and work-over opportunities with experienced, well-established operators. However, the anticipated funding opportunities did not materialize.

We currently have two subsidiaries: Dominion Energy Processing Goup, Inc. (“DEPG”), a Canadian Federal business corporation, which is our 100% owned Canadian subsidiary through with we intend to develop, construct and operate the Stoughton Refinery; and FTPM Resources, Inc., a Texas corporation which is a dormant company.

Overview of Current Operations

Our current and planned operations are to develop, construct and operate a “state-of-the-art”, energy efficient, full slate oil refinery including a storage tank farm and associated facilities in Stoughton, Saskatchewan, Canada (the Stoughton Refinery”). In this regard, on August 2, 2016, we formed our Canadian subsidiary, Dominion Energy Processing Group, Inc. for purposes of the Pre-development work, construction and operation of the Stoughton Refinery. The Stoughton Refinery, when fully developed and operating, will be designed to produce up to 40,000 barrels of oil per day to be drawn from the Bakken formation in the province of Saskatchewan.

We have identified a 480-acre site in Stoughton Saskatchewan (the “Land”) on which we intend to construct the Stoughton Refinery. The Land is located in southeastern Saskatchewan in the regional municipality of Tecumseth in the heart of the Viewfield oil field area of the Bakken formation. The unconventional, marketable resources of the Bakken in the Viewfield oil field area are expected to be 74 million m³ (464 million barrels) (see “The Ultimate Potential for Unconventional Petroleum from the Bakken Formation of Saskatchewan – Energy Briefing Note” April 2015 of the National Energy Board (an independent economic regulatory agency created in 1959 by the Government of Canada,http://www.nebone.gc.ca/nrg/sttstc/crdlndptrlmprdct/rprt/2015bkkn/2015bkkn-eng.pdf). The Land is approximately 100 kilometers north of the Canadian USA border. The Land has sufficient acreage to accommodate expansion of the Stoughton Refinery facilities to included future ethanol and rail carload and unload facilities.

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

Business Strategy

We have implemented several initiatives that we believe will further our business strategy to build and operate the Stoughton Refinery. The principal elements of our business strategy are:

Identify and Attract Growth Capital. In order to execute our business strategy, we will require a significant amount of financing. Any proceeds we receive from financing will be used to commence only the very early stages of this process. If we raise the maximum amount of funds necessary to complete the project, we will be able to commence the process of obtaining the studies to validate the viability and suitability of the Land for the purpose of building the Stoughton Refinery and obtain the environmental permit and purchase the Land. If the Land is determined to be viable and suitable, we will need financing, in addition to the proceeds from our Primary Offering, to do the balance of the Predevelopment Work and to purchase the Land. Also, we estimate that the Stoughton Refinery will cost approximately $600,000,000(CAD) to build and commence operations. Accordingly, we intend to seek the necessary substantial financing to for the construction of the Stoughton Refinery after completion of the Pre-development Work.

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

Total net loss for the three months ended August 31, 2019 of $34,832 decreased by $21,450 from the three months ended November 30, 2017 total net loss of $56,282. Total net loss for the nine months ended August 31, 2019 of $249,473 decreased by $55,792 from the nine months ended November 30, 2017 total net loss of $305,265.

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

Total office and public company expense increased $1,758 to $8,468 for the three months ended August 31, 2019 compared to 2017 expense of $6,710. Total office and public company expense for the nine months ended August 31, 2019 compared to 2017 increased $11,899 from $18,760 to $30,659.

Travel expense increased to $4,890 for the three months ended August 31, 2019 compared to $4,107 for the three months ended November 30, 2017 as management spent a significant amount of time meeting with various capital providers and potential merger candidates (Note 6 to the Consolidated Financial Statements). For the nine months ended August 31, 2019, travel expense increased $14,068 for the same purpose.

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

Audit fees increased $12,331 to $5,331 for the three months ended August 31, 2019 compared to a refunded amount of $7,000 for the three months ended November 30, 2017. For the nine months ended August 31, 2019, audit fees increased $24,662 over the prior year.

Consultant fees decreased $4,063 and $89,063 for the three and nine months ended August 31, 2019 compared to the three and nine months ended November 30, 2017, respectively. The Company paid fees with common stock in lieu of cash for services associated with fund raising and capital reorganization during 2017 that did not recur during the three months ended August 31, 2019.

For the three months ended August 31, 2019, legal fees decreased $32,960 to $15,880 compared to $48,840 for the three months ended November 30, 2017. For the nine months ended August 31, 2019, legal fees increased $114,720 compared to $48,840 for the nine months ended November 30, 2017. The Company incurred costs associated with a registration with the SEC and various legal matters associated with corporate governance. There are no pending legal issues or contingencies as of August 31, 2019.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	August 31, 2019	February 28, 2018

Working capital (deficit)	$(224,769)	$2,301
Total assets	14,843	65,186
Accumulated deficit	11,266,989	11,017,516
Stockholders’ deficit	216,947	142,075

WORKING CAPITAL	August 31, 2019	February 28, 2018

Current assets	$7,021	$57,364
Current liabilities	231,790	55,063
Working capital (deficit)	$(224,769)	$2,301

	For the nine months ended
CASH FLOWS	August 31, 2019	November 30, 2017

Cash flow used by operating activities	$(77,843)	$(66,496)
Cash flow provided by financing activities	65,000	50,000
Net decrease in cash during period	$(12,843)	$(16,496)

As of August 31, 2019, the Company had cash on hand of $7,021. Since inception, the primary sources of financing have been sales of the Company's debt and equity securities. Quantum Energy, Inc. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019.

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

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2019, in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of August 31, 2019, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

QUANTUM ENERGY, INC.

Date:	March 12, 2021	By:	/s/ HARRY EWERT
CEO