Form 10-Q/A
period 2019-08-31
QUANTUM ENERGY INC.
filed 2021-03-17
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

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
None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by checkmark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit filed). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE:  This filing was amended to remove a portion of the discussion in the MD&A section related to another period, which was mistakenly included in the original filing.

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

QUANTUM ENERGY, INC.

Date:	March 17, 2021	By:	/s/ HARRY EWERT
CEO