Form 10-Q
period 2019-11-30
QUANTUM ENERGY INC.
filed 2021-03-30
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of November 30, 2019 was approximately 48,491,485.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30, 2019	February 28, 2019
ASSETS
CURRENT ASSETS:
Cash	$9,095	$1,578

TOTAL CURRENT ASSETS	9,095	1,578

Joint Venture	150,000	----
Deposits	---	7,822
TOTAL ASSETS	$159,095	$9,400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$125,536	$68,331
Accounts payable and accrued liabilities, related parties	182,669	183,185
Common Stock Payable	200,000	---
Convertible Note Payable	67,500	---
Derivative Liability	114,736	---
Promissory Notes Payable	101,279	7,980
Promissory Notes Payable, Related Parties	96,015	64,300

Total Current Liabilities	887,735	323,796

TOTAL LIABILITIES	887,735	323,796

Stockholders' Deficit
	—	—
Common Stock, $.001 par value; 495,000,000 Shares Authorized; 48,491,485 Issued and Outstanding, Respectively	48,491	48,491
Additional Paid-In Capital	11,449,681	10,996,420
Accumulated Deficit	(12,226,812)	(11,359,307)

Total Stockholders' Deficit	(728,640)	(314,396)

Total Liabilities And Stockholders' Deficit	$159,095	$9,400

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS (AUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2019	2018	2019	2018

Operating Expenses
Advertising and Marketing	—	—	888	—
Management Fees and Consulting	—	—	11,750	5,131
General and Administrative	1,684	8,498	34,555	32,479
Professional Fees	54,461	25,901	183,930	211,430

Total Operating Expenses	56,145	34,399	231,123	249,040

Other (Income) and Expenses
Bad Debts	—	—	30,000	—
(Gain) Loss on Derivative	(27,245)	—	114,736	—
Interest Expense	6,180	433	38,385	433
Interest Expense - Warrants	—	—	453,261	—

Total Other Expenses	(21,065)	433	636,382	433

Total Expenses	35,080	(34,832)	(867,505)	(249,473)

Loss Before Income Tax Expense	(35,080)	(34,832)	(867,505)	(249,473)

Income Tax Expense	—	—	—	—

Net Loss for the Period	$(35,080)	$(34,832)	$(867,505)	$(249,473)

Weighted Average Number of Common Shares - Basic and Diluted	48,491,485	48,491,485	48,491,485	48,347,692

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended November 30,	2019	2018

Cash Flows from Operating Activities

Net Loss for the Period	$(867,5050)	$(249,473)

Non-Cash Adjustments:
Common Stock Issued for Professional Services	—	5,131
Bad Debts	30,000	—
Deposits Written Off	7,822	—
Loss on Derivative	114,736	—
Interest on Default of Convertible Note	22,500	—
Interest Expense on Convertible Note Warrants	453,261	—
Changes in Assets and Liabilities:
Prepaid Expenses	—	37,500
Notes Receivable	(30,000)	—
Accounts Payable and Accrued Expenses	57,205	6,037
Accounts Payable and Accrued Expenses - Related Parties	(516)	105,690

Net Cash Flows Used In Operating Activities	(212,497)	(77,843)

Cash Flows from Investing Activities
Investment in Joint Venture	(150,000)	—

Cash Flows from Financing Activities	(150,000)
Cash Flows from Financing Activities
Proceeds from Notes Payable	93,299	5,000
Proceeds from Stock Subscription	200,000	—
Cash Proceeds Received from Convertible Note Payable	45,000	—
Cash Received from Notes Payable - Related Parties	31,715	60,000

Net Cash Flows Provided by Financing Activities	370,014	65,000

Net Change in Cash	7,517	(12,843)

Cash - Beginning of Period	1,578	19,864

Cash - End of Period	$9,095	$7,021

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Common Stock Issued to Pay Common Stock Payable	$—	$152,198

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2019 AND 2018 - UNAUDITED

		Common Stock		Additional		Total
	Subscription	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended November 30, 2018	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance – September 1, 2018	$—	48,491,484	$48,491	$10,996,420	$(11,232,157)	$(187,246)

Net Loss for the Period	—	—	—	—	—	(34,832)

Balance – November 30, 2019	—	48,491,483	$48,491	$10,996,420	$(11,266,989)	$(222,078)

		Common Stock		Additional		Total
	Subscription	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended November 30, 2019	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance – June 1, 2019	$(200,000)	48,491,485	$48,491	$11,449,681	$12,191,732	$(893,560)

Proceeds from Stock Subscription	200,000	—	—	—	—	200,0000

Net Loss for the Period	—	—	—	—	11,449,681	(35,080)

Balance – November 30, 2019	$—	48,491,485	$48,491	$10,996,420	11,449,681	$(12,226,812)

		Common Stock		Additional		Total
	Subscription	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended November 30, 2018	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2018	$—	47,361,683	$47,362	$10,828,079	$(11,017,516)	$(142,075)

Common Stock Issued for Common Stock Payable	—	1,014,655	1,014	151,184	—	152,198

Common Stock Issued for Professional Services	—	115,147	115	17,157	—	17,272

Net Loss for the Period	—	—	—	—	(249,473)	(249,473)

Balance – November 30, 2018	$—	48,491,484	$48,491	$10,996.420	$(11,266,989)	$(222,078)

The accompanying notes are an integral part of these financial statements.

		Common Stock		Additional		Total
	Subscription	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended November 30, 2019	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2019	$—	48,491,485	$48,491	$10,996,420	$(11,359,307)	$(314,396)

Value of Subscription Receivable	(200,000)	—	—	—	—	(200,000)

Proceeds from Stock Subscription	200,000	—	—	—	—	200,000

Value of Warrants for Convertible Note	—	—	—	453,261	—	453,261

Net Loss for the Period	—	—	—	—	(867,505)	(867,505)

Balance – November 30, 2019	$—	48,491,485	$48,491	$11,449,681	$(12,266,812)	$(728,640)

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the February 28, 2019 audited financial statements and the unaudited condensed consolidated financial statements as of November 30, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended February 28, 2019 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and nine months ended November 30, 2019, are not necessarily indicative of the results of operations expected for the year ending February 29, 2020.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable, related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2019 and 2018, respectively.

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

At November 30, 2019 and 2018, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of November 30, 2019 and February 28, 2019, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at November 30, 2019 and February 28, 2019. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of November 30, 2019 and February 28, 2019, respectively, would be as follows:

	November 30, 2019	February 28, 2019
Warrants	5,054,802	2,129,802
TOTAL POSSIBLE DILUTION	5,054,802	2,129,802

At November 30, 2019 and February 28, 2019, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – OTHER ASSETS

Peconic Note Receivable

On April 17, 2019, the Company loaned funds under a secured convertible promissory note (“Peconic Note”) to Peconic Energy, Inc. (“Peconic”) for the principal amount of $30,000 with the principal balance and all accrued interest being due and payable 18 months from the date of the note. Interest shall be accrued at rate of 12% per annum or 40% of the gross revenues generated by the maker, whichever is greater. The Peconic Note is secured by 100% of the Peconic’s assets and is convertible at any time during the term of the note into 40% of the Peconic’s assets. At the date of the report for the period ended May 31, 2019, it was determined that it was highly unlikely that the Company would collect this note receivable. Therefore, the Company allowed for this note in the amount of $30,000 at May 31, 2019. It is included it in bad debts in the statement of operations for the nine months ended November 30, 2019.

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

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	November 30, 2019	February 28, 2019
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325	––
8% unsecured note payable - October 2018, due on demand	89,974	––

Total Notes Payable	$101,279	$7,980

Interest expense for the three and nine months ended November 30, 2019 was $753 and $1,121, respectively. Interest expense for each of the three and nine months ended November 30, 2018 was $433.

Convertible note payable consists of one note payable in the amount of $67,500 and $-0-, at November 30, 2019 and February 28,2019, respectively. The note which was issued in April 2019 for $45,000 accrues interest at an annual rate of 12% and matures in April 2020. In the event of default, the note principal is increased by 150% times the outstanding principal and provides for default interest at 22%. Interest expense for the three and nine months ended August 30, 2019 was $3,713 and $7,931, respectively. Due to the conversation features of this note the Company calculated a derivative utilizing a Black Scholes method. This method used the following inputs to obtain the derivative value on November 30, 2019. Stock value of $0.06, discounted exercise price of 39% of the lowest stock market price 20 days prior to the valuation date, volatility of 258.36% . Discount Bond equivalent yield of 1.60%. At November 30, 2019 derivative liability was $114,736 and (gain0 loss on derivatives for the three and nine months ended November 30, 2019 was $(27,245) and $114,736, respectively.

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

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	November 30, 2019	February 28, 2019
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	60,000
6% unsecured note payable – April 2019, due on demand	15,825	––
6% unsecured note payable – April 2019, due on demand	15,890	––
TOTAL	$96,015	$64,300

Interest expense for the three and nine months ended November 30, 2019 was $1,714 and $6,834, respectively. Interest expense for each of the three and nine months ended November 30, 2018 was $-0-.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute. There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at November 30, 2019 and February 28, 2019 were $17,868 and $30,000, respectively.

Certain officers and directors of the Company had paid various expenses on behalf of the Company. Balances due to the officers and directors for reimbursement of these expenses were $164,801 and $153,185 at August 31, 2019 and February 28, 2019, respectively, which amounts are included in “Accounts payable and accrued liabilities, related parties” on the condensed consolidated balance sheets.

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

NOTE 8 – COMMON STOCK - continued

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

Common stock retirement

On January 27, 2018, the former chairman of the Company’s board of directors and a current director of the Company’s board of directors each agreed to return 5,000,000 shares of the Company’s common stock for an aggregate total of 10,000,000 common shares for consideration of $Nil. The shares are held by the Company as authorized but unissued treasury shares as of November 30, 2019.

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

NOTE 9 – WARRANTS - continued

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

The following is a summary of the Company’s warrants issued and outstanding:

	November 30, 2019		February 28, 2019
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,129,802	$1.00	2,129,802	$0.61
Issued	2,925,000	.25	––	––
Exercised	––	––	––	––
Expired	––	––	––	––
Ending balance	5,054,802	$0.37	2,129,802	$1.00

(a)	Weighted average exercise price per shares

The following table summarizes additional information about the warrants granted by the Company as of November 30, 2019 and February 28, 2019:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$.25	1.47
July 10, 2017	500,000	500,000	.25	2.03
February 28, 2018	1,129,802	1,129,802	1.00	.25
March 20, 2019	1,250,000	1,250,000	0.25	2.30
April 17, 2019	675,000	675,000	0.25	2.38
June 28, 2019	1,000,000	1,000,000	.25	1.08
Total warrants	5,054,802	4,054,802	$.37	1.29

NOTE 10 – OTHER MATTERS- Joint Venture

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

NOTE 10 – OTHER MATTERS- Joint Venture – continued

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

NOTE 10 – OTHER MATTERS – Joint Venture - continued

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

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	Risks related to government regulation;

●	Risks related to environmental concerns;

●	Risks related to the Company’s ability to obtain additional required capital;

●	Risks related to the Company’s insurance coverage for operating risks;

●	Risks related to the fluctuation of prices for crude oil;

●	Risks related to the competitive oil refinery industry;

●	Risks related to the possible dilution of the Company’s common stock from additional financing activities;

●	Risks related to potential conflicts of interest with the Company’s management;

●	Risks related to the Company’s shares of common stock.

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

Corporate Background

Our business strategy is to develop a “state-of-the art”, energy efficient, 40,000 BPD full slate refinery in Stoughton, Saskatchewan, Canada (the “Stoughton Refinery”) to refine the light shale crude oil primarily from the Viewfield oil field of the Bakken formation in Saskatchewan, Canada. Our principal executive offices are located at 3825 Rockbottom, Henderson, Nevada. The Company’s telephone number is (702) 323-6455. Our website is www.quantum-e.com and is not part of this Quarterly Report.

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

Results of Operations

Three Months Ended November 30, 2019 Compared to Three Months Ended November 30, 2018.

Operating expenses for the three months ended November 30, 2019 was $56,145 compared to $34,399 for the three months ended November 30, 2018. The increase in operating expenses was due to an increase in professional fees of $28,560. Other (income) and expenses for the three months ended November 30, 2019 was ($21,065) compared to $433 for the three months ended November 30, 2018. During the three months ended November 30, 2019 the Company had a ($27,245) gain on derivative for a convertible note payable and incurred $6,180 in interest expense.

Net Loss

Net loss for the three months ended November 30, 2019 and 2018 was $35,080 and $34,832, respectively.

Nine Months Ended November 30, 2019 Compared to Nine Months Ended November 30, 2018.

Operating expenses for the nine months ended November 30, 2019 was $231,123 compared to $249,040 for the nine months ended November 30, 2018. The decrease in operating expenses was due to a decrease in professional fees of $27,500. Other expenses for the nine months ended November 30, 2019 was $636,382 compared to $433 for the nine months ended August 31, 2018. During the nine months ended November 30, 2019 the Company had $30,000 in bad debts, $114,736 loss on derivative for a convertible note payable, incurred $38,385 in interest expense and had $453,261 in interest expense – warrants.

Net Loss

Net loss for the nine months ended November 30, 2019 and 2018 was $867,505 and $249,473, respectively. The increase in loss of $618,032 was due to the increase in other expenses as mentioned above.

Liquidity and Capital Resources:

As of November 30, 2019, our assets totaled $159,095 which consisted of cash of $9,095 and $150,000 joint venture. The Company's total liabilities were $887,735, which consisted of accounts payable and accrued expenses,– related parties, convertible note payable, derivative liability, promissory notes payable and promissory notes payable – related parties. As of November 30, 2019, the Company had an accumulated deficit of $12,226,812 and working capital deficit of $878,640.

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

Cash (Used in) Operating Activities

Net cash used in operating activities for the nine months ended November 30, 2019 and 2018 were $212,497 and $77,843, respectively. The increase amount was attributed to interest expense on convertible note warrants and loss on derivative.

Cash from Investing Activities

Net cash used in investing activities was $150,000 and $-0- for the nine months ended November 30, 2019 and 2018, respectively. The $150,000 in investing activities for the nine months ended November 30, 2019 was cash paid to initiate a joint venture.

Cash from Financing Activities

Net cash provided by financing activities was $370,014 for the nine months ended November 30, 2019 and was $65,000 for nine months ended November 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019.

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

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2019 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of November 30, 2019, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended November 30, 2019 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

QUANTUM ENERGY, INC.

Date:	March 29, 2021	By:	/s/ HARRY EWERT
CEO