Form 10-K
period 2020-02-29
QUANTUM ENERGY INC.
filed 2021-04-26
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

The aggregate market value of the common voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed third fiscal quarter, was $1,260,969.

As of January 14, 2020 there were 48,491,485 Shares of issuer’s common stock, $0.001 par value, issued and outstanding.

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

Changes in Management and the Board of Directors

During period from February 28, 2018 to April 23, 2019, there were various changes in our management and board of directors. (See Part III, Item 10. Directors, Executive Officers and Corporate Governance).

In connection with the April 10, 2018, Conditional Binding Letter of Intent (“LOI”) between the Company and Inductance Energy Corporation (“IEC”), William J. Hinz, Richard K. Ethington and Pamela L. Bing were appointed as independent members of our Board of Directors and Mr. Ethington and Ms. Bing were appointed as independent directors on our Audit Committee. In connection with the April 23, 2019, agreement between the Company and IEC cancelling/rescinding the LOI, Mr. Hinz, Mr. Ethington and Ms. Bing each resigned as a director of the Registrant effective April 23, 2019. Their resignations were not a result of any disagreement with the Company regarding any, matter relating to the Registrant’s operations, policies or practices or otherwise, and none of them were removed for cause from the board of directors.

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

Consulting Agreement

On April 9, 2019, we entered into a Consulting Agreement with Windsor Consulting Group to provide services related to our fund-raising efforts. Pursuant to this agreement, the Consultant agreed to make introductions to private “accredited investors”, but will not act in the capacity of selling agent or broker on behalf of the Company and the Consultant will not assist in the preparation of any offering documents or materials to be used in the solicitation of potential investors. On the successful completion of a financing transaction introduced by the Consultant, we agreed to compensate the Consultant as follows: in connection with equity financing, up to $220,000, including a $10,000 payment upon execution of the Consulting Agreement and a 3-year warrant to purchase 210,000 shares of the Company’s common stock at an exercise price of $1.00 per share; and in connection with debt financing, up to $60,000 plus a 3-year warrant to purchase up to 60,000 shares of the Company’s common stock at an exercise price of $1.00 per share. This agreement expired on October 7, 2020. No equity or debt financing transactions have been completed as of the date of this report.

Crowdfunding Agreement

On August 29, 2019, we entered into a month-to-month Listing and Marketing Agreement with Funding OTC (“FOTC”) to establish a crowd funding investment platform to raise approximately $1,000,000. We paid $15,000 for the initial engagement with FOTC. We plan to use funds received under the crowdfunding arrangement to further develop an “Ocean Clean-Up” initiative to use the Easy Energy Systems, Inc technology to convert plastic to fuel. For its services, FOTC will receive $37,500 per month - $15,000 from the Company and $22,500 from funds received under the agreement. In the event that the crowdfunding campaign is unsuccessful, we will bear no obligation or liability to otherwise pay the $22,500 to FOTC. As of the date of this report, no crowdfunding transaction has commenced, no funds have been raised under this agreement and no money is owed to FOTC pursuant to the terms of Listing and Marketing Agreement.

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

Corporate Governance

In accordance with and pursuant to relevant related rules and regulations of the SEC, the Board of Directors of the Company has established and periodically updated our Corporate Governance Guidelines and Code of Conduct, which is applicable to all directors, officers and employees of the Company. We have established an audit committee of our board of directors. We intend to appoint three directors to our audit committee and least one of the appointees shall be independent and shall be an audit committee financial expert.

ITEM 1A.	Risk Factors.

Not applicable to a smaller reporting company.

ITEM 2.	Properties.

Our corporate headquarters are comprised of 10,000 square feet of floor space located at 3825 Rockbottom, Henderson, NV 89030. The building is owned by a shareholder, we have no lease, and we pay no rent.

ITEM 3.	Legal Proceedings.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently available for trading on the OTC Pink (over-the-counter pink sheets) under the trading symbol “QEGY.” The following table sets forth the high and low bid prices (USD) for our Common Stock per quarter as reported by the OTC Markets based on our fiscal year end February 28, 2018, 2019, and 2020 and our fiscal quarterly periods in 2019. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

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

Holders

As of April 1, 2020, there were 58 holders of record of our common stock.

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

Common Stock

We are authorized to issue 495,000,000 shares of Common Stock with $0.001 par value per share. As of our fiscal year ended February 29, 2020, there were 48,491,485 shares of Common Stock issued and outstanding and 3,688,524 shares reserved for issuance upon the exercise of issued and outstanding options.

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

Our stock transfer agent is Pacific Stock Transfer, located at 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of our fiscal year ended February 29, 2020, and as of the date of this report, no shares of preferred stock were issued and outstanding and no designation of rights and preferences of the preferred stock adopted. Our preferred stock is not quoted on any market or system and there is currently no market for our preferred stock.

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

Results of Operations

Year Ended February 29, 2020 Compared to Year Ended February 28, 2019.

Operating expenses for the year ended February 29, 2020 was $234,359 compared to $341,791 for the year ended February 28, 2019. The decrease in operating expenses was due to a decrease in professional fees of $89,860.  There was also a decrease in management fees and consulting of $$18,250.  Other expenses for the year ended February 29, 2020 was $817,189 compared to $-0- for the year ended February 28, 2019.  During the year ended February 29, 2020 the Company had $30,000 in bad debts, $138,185 loss on derivative for a convertible note payable, incurred $45,743 in interest expense, $453,261 in interest expense – warrants and a joint venture write off of $150,000.

Net Loss

Net loss for the years ended February 29, 2020 and February 28, 2019 was $1,051,548 and $341,791, respectively. The increase in loss of $709,757 was due to the increase in other expenses as mentioned above.

Liquidity and Capital Resources:

As of February 29, 2020, our assets totaled $47 which consisted of cash of $47. The Company's total liabilities were $912,730 which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, convertible note payable, derivative liability, promissory notes payable and promissory notes payable – related parties. As of February 29, 2020, the Company had an accumulated deficit of $12,410,855 and working capital deficit of $912,683.

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

Cash (Used in) Operating Activities

Net cash used in operating activities for the years ended February 29, 2020 and February 28, 2019 were $206,571 and $83,286, respectively. The increase amount was attributed to interest expense on convertible note warrants, joint venture write off and loss on derivative.

Cash from Investing Activities

Net cash used in investing activities was $150,000 and $-0- for the years ended February 29, 2020 and February 28, 2019, respectively. The $150,000 in investing activities for the year ended February 29, 2020 was cash paid to initiate a joint venture.

Cash from Financing Activities

Net cash provided by financing activities was $355,040 for the year ended February 29, 2020 and was $65,000 for year ended February 28, 2019.

CRITICAL ACCOUNTING POLICIES

The Company has identified certain accounting policies, described below, that are most important to the portrayal of its current financial condition and results of operations. The Company’s significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of February 28, 2020, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Consolidated Balance Sheets as of February 29, 2020 and 2019;
3.	Consolidated Statements of Operations for the years ended February 29, 2020 and 2019;
4.	Consolidated Statement of Changes in Stockholders’ Deficit for the years ended February 29, 2020 and 2019;
5.	Consolidated Statements of Cash Flows for the years ended February 29, 2020 and 2019;
6.	Consolidated Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quantum Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quantum Energy, Inc. (the "Company") as of February 29, 2020, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

April 26, 2021

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2020	February 28, 2019
ASSETS
CURRENT ASSETS:
Cash	$47	$1,578
TOTAL CURRENT ASSETS	47	1,578
Deposits	--	7,822
TOTAL ASSETS	$47	$9,400

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$147,888	$68,331
Accounts payable and accrued liabilities, related parties	176,837	183,185
Common stock payable	200,000	--
Convertible note payable	67,500	--
Derivative liability	138,185	--
Promissory notes payable	76,305	7,980
Promissory notes payable, related parties	106,0155	64,300
		-
TOTAL CURRENT LIABILITIES	912,730	323,796
TOTAL LIABILITIES	912,730	323,796
STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value; 495,000,000 shares authorized; 48,491,485 shares issued and outstanding, respectively	48,491	48,491
Additional paid-in capital	11,449,681	10,996,420
Accumulated deficit	(12,410,855)	(11,359,307)
TOTAL STOCKHOLDERS' DEFICIT	(912,683)	(314,396)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47	$9,400

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	February 29, 2020	February 28, 2019
OPERATING EXPENSE
Advertising and marketing	$888	$296
Management fees and compensation	11,750	30,000
General and administrative	37,791	37,705
Professional fees	183,930	273,790
TOTAL OPERATING EXPENSES	234,930	341,791
Other Expenses
Bad Debts	30,000	-
Loss on derivative	138,185	-
Interest expense	45,743	-
Interest expense - warrants	453,261	-
Joint Venture – write off	150,000	-
Total Other Expenses	817,189

Total Expenses	1,051,548	341,791
Loss before income tax expense	(1,051,548)	(341,791)
Income tax expense	-	-
NET LOSS	(1,051,548)	(341,791)
Weighted Average Number of Common shares
Basic and diluted	$48,491.485	$48,383,148
Net Loss per common shares
Basic and diluted loss per share	$0.02)	$0.01)
Basic and diluted weighted average number shares outstanding

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended February 29, 2020 and 2019

	Common shares
	Number	Par value	Additional Paid-In Capital	Accumulated (Deficit)	Total
Balance at March 1, 2018	47,361,683	$47,362	$10,828,079	$(11,017,516)	$(142,075)
Issuance of common shares for common stock payable	1,014,655	1,014	151,184	-	152,198
Common stock issued for professional services	115,147	115	17,157	-	17,272
Net loss	-	-	-	(341,791)	(341,791)
Balance at February 28, 2019	48,491,485	$48,491	$10,996,420	$(11,359,307)	$(314,396)
Value of Warrants for convertible note	-	-	453,261	-	453,261
Net loss	-	-	-	(1,051,548)	(1,051,548)
Balance at February 29, 2020	48,491,484	$48,491	$11,449,681	$(12,410,855)	$(912,683)

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,051,548)	$(341,791)
Non Cash Adjustments
Stock based compensation	-	-
Common stock issued for professional services	-	17,272
Bad debts	30,000	-
Deposits written off	7,822	-
Loss on derivative	138,185	-
Interest on default of convertible note	22,500	-
Interest expense on convertible note warrants	453,261	-
Joint venture – write off	150,000	-
Changes in assets and liabilities:
Prepaid expenses	-	37,500
Notes receivable	(30,000)	-
Accounts payable and accrued liabilities	79,557	48,992
Accounts payable and accrued liabilities, related parties	(6,348)	154,741
Net Cash Flows Used in Operating Activities	(206,571)	(83,286)
Cash Flows from Investing Activities
Investment in Joint Venture	(150,000)

Net Cash Flows Used in Investing Activities	(150,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	68,325	5,000
Proceeds from stock subscription	200,000	-
Cash proceeds received from convertible note payable	45,000	-
Proceeds from notes payable, related party	41,715	60,000
Net cash provided by financing activities	355,040	65,,000
Net Change in Cash	(1,531)	18,286
Cash Beginning of Year	1,578	19,864
CASH End of Year	$47	$1,578

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	-	-

Supplemental Disclosures of non cash investing and financing activities:
	$-	$-
Common stock issued to pay common stock payable	-	-

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

February 28, 2020

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

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 29, 2020 and February 28, 2019, respectively.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

February 28, 2020

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

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

At February 29, 2020 and February 28, 2019, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

February 28, 2020

NOTE 3 – GOING CONCERN - continued

These consolidated financial statements have been prepared in accordance with U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of February 29, 2020 and February 28, 2019, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at February 29, 2020 and February 28, 2019. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of February 29, 2020 and February 28, 2019, respectively, would be as follows:

	February 29, 2020	February 28, 2019
Warrants	5,054,802	2,129,802
TOTAL POSSIBLE DILUTION	5,054,802	2,129,802

At February 29, 2020 and February 28, 2019, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – OTHER ASSETS

Peconic Note Receivable

On April 17, 2019, the Company loaned funds under a secured convertible promissory note (“Peconic Note”) to Peconic Energy, Inc. (“Peconic”) for the principal amount of $30,000 with the principal balance and all accrued interest being due and payable 18 months from the date of the note.  Interest shall be accrued at rate of 12% per annum or 40% of the gross revenues generated by the maker, whichever is greater.  The Peconic Note is secured by 100% of the Peconic’s assets and is convertible at any time during the term of the note into 40% of the Peconic’s assets. At the date of the report for the period ended May 31, 2019, it was determined that it was highly unlikely that the Company would collect this note receivable.  Therefore, the Company allowed for this note in the amount of $30,000 at May 31, 2019.  It is included it in bad debts in the statement of operations for the year ended February 29, 2020.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2020

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

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	February 29, 2020	February 28, 2019
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325	––
8% unsecured notes payable - October 2019, due on demand	65,000	––

Total Notes Payable	$76,305	$7,980

Interest expense for the years ended February 29, 2020 and February 28, 2019 was $2,805 and $-0-, respectively.

Convertible note payable consists of one note payable in the amount of $67,500 and $-0-, at February 29, 2020 and February 28,2019, respectively.  The note which was issued in April 2019 for $45,000 accrues interest at an annual rate of 12% and matures in April 2020. In the event of default, the note principal is increased by 150% times the outstanding principal and provides for default interest at 22%. Interest expense for the year ended February 29, 2020 and February 28, 2019 was $34,144 and $-0-, respectively.  Due to the conversation features of this note the Company calculated a derivative utilizing a Black Scholes method.  This method used the following inputs to obtain the derivative value on February 29, 2020.  Stock value of $0.0399, discounted exercise price of 39% of the lowest stock market price 20 days prior to the valuation date, volatility of 304.41%.  Discount Bond equivalent yield of 1.60%. At February 29, 2020 derivative liability was $138,185 and loss on derivatives for the years ended February 29, 2020 and February 28, 2019 was $138,185 and $-0-, respectively.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

February 28, 2020

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

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	February 29, 2020	February 28, 2019
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	60,000
6% unsecured note payable – April 2019, due on demand	15,825	—
6% unsecured note payable – April 2019, due on demand	15,890	—
8% unsecured note payable - October 2019, due on demand	10,000	—
TOTAL	$106,015	$64,300

Interest expense for the years ended February 29, 2020 and February 28, 2019 was $8,794 and $-0-, respectively.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute.  There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at February 29, 2020 and February 28, 2019 were $17,868 and $30,000, respectively.

Certain officers and directors of the Company had paid various expenses on behalf of the Company. Balances due to the officers and directors for reimbursement of these expenses were $158,969 and $153,185 at February 29, 2020 and February 28, 2019, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the consolidated balance sheets.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

February 28, 2020

NOTE 8 – COMMON STOCK – continued

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

Common stock retirement

On January 27, 2018, the former chairman of the Company’s board of directors and a current director of the Company’s board of directors each agreed to return 5,000,000 shares of the Company’s common stock for an aggregate total of 10,000,000 common shares for consideration of $Nil. The shares are held by the Company as authorized but unissued treasury shares as of February 29, 2020.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

February 28, 2020

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

On March 20, 2019 and April 17, 2019, the Company issued 1,250,000 and 675,000 warrants respectively to purchase 1,925,000 additional shares of its common stock to eight investors.  Each warrant is for thirty-six months from date of issuance with an exercise price of $0.25. The value of the warrants calculated at March 20 and April 17, 2019 was $200,439 and $74,250 for a combined total of $274,689 and is in included in interest expense -warrants on the consolidated statements of operations for the year ended February 29, 2020. The value of the warrants was calculated utilizing a Black Scholes method which used the market value of the stock based on the issue date, an exercise price of $0.25, a volatility of 228% and a discount bond equivalent range of 2.34% - 2.37%.

On June 28, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.25.  On the same date the Company also extended the term of 1,000,000 warrants and adjusted the exercise price of these warrants to $0.25. The term of the new warrants are for eighteen months from date of issuance. The extended warrants term is 500,000 for two years and 500,000 for two and a half years.  The value of the warrants calculated was $176,579 and is in included in interest expense -warrants on the consolidated statements of operations for the year ended February 29, 2020. The value of the warrants was calculated utilizing a Black Scholes method which used the market value of the stock based on the issue date, an exercise price of $0.25, volatility of 360.99%, 351.88% and 339.45% and a discount bond equivalent of 1.75 and 1.71%.

The following is a summary of the Company’s warrants issued and outstanding:

	February 29, 2020		February 28, 2019
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,129,802	$1.00	2,129,802	$0.61
Issued	2,925,000	.19	––	––
Exercised	––	––	––	––
Expired	(1,129,802)	––	––	––
Ending balance	3,925,000	$0.25	2,129,802	$1.00

(a)	Weighted average exercise price per shares

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2020

NOTE 9 – WARRANTS - continued

The following table summarizes additional information about the warrants granted by the Company as of February 29, 2020 and February 28, 2019:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$.25	1.22
July 10, 2017	500,000	500,000	.25	1.83
March 20, 2019	1,250,000	1,250,000	.25	2.05
April 17, 2019	675,000	675,000	.25	2.13
June 28, 2019	1,000,000	1,000,000	.25	.83
Total warrants	3,925,000	3,925,000	$.25	1.41

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

On April 16, 2016 the Company entered into a separate Non-Binding Memorandum of Understanding (“MOU-2”) to acquire EESI Infrastructure Series, LLC (“EESI Infrastructure”). The prospective EESI Infrastructure acquisition, if consummated as provided in the MOU-2, would provide a guarantee for the construction of an addition to the existing plant of EESI Systems in Emmetsburg, Iowa. This addition will add a 9.3 Mega Watt dual gas power plant to EESI Systems’ Emmetsburg facility at an anticipated cost of approximately $10 million. Upon signing the MOU-2, the Company paid $25,000 to the EESI Infrastructure. Due to the uncertainty of this agreement, the $25,000 deposit has been expensed in General and Administrative expenses for the year ended February 29, 2020.

As of January 22, 2021, no action has been performed under either MOU.

Private Placement – Raul Factor

In furtherance of the June 28, 2019, Binding Letter of Intent with EESI and to monetize the distribution rights to EES’ modular Technologies, (a) on July 8, 2019, JV-1 entered into a License and Operating Agreement – Major Terms Summary with Raul Factor BV (“RF”) pursuant to which the RF and JV-1 created a new joint venture to be named Easy Energy Systems – Europe (“EES-E”) and pursuant to which the EES-E joint venture purchased the distribution rights for the EESI “MEPS®” technology for the territory of the European Union, and (b) on July 8, 2019, JV-1 entered into a License and Operating Agreement – Major Terms Summary with RF pursuant to which the parties created a new joint venture to be named Easy Energy Turf & Carpet (“EETC”) and pursuant to which the EETC joint venture purchased the global distribution rights to EESI’s MEPS® technology for turf & carpet feedstock. Each of EES-E and EETC is owned 25% by us, 25% by EES and 50% by Raul Factor The aggregate purchase price paid for the licensing and distribution for EES-E and EETC was $150,000 (US).  At February 29, 2020, the purchase price for the joint venture was expensed as it was determined that the joint venture was not viable.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2020

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

For the years ended February 28, 2020 and 2019 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended February 28, 2020 and 2019, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until her successor is elected and qualified, or until her earlier resignation or removal. The following table sets forth certain information as of February 28, 2020 and as of January 1, 2021, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Position at February 28, 2020	Position at January 1, 2021

Jeffrey Mallmes*	62	Director, Chairman, President and Treasurer	Director, President and Treasurer
Andrew J. Kacic*	72	Director and Secretary	Director, Co-Chairman of the Board,
Raleigh C Kone**	64	--	Chief Executive Officer and Secretary

*Jeffrey Mallmes – Currently a Director, President and Treasurer

As of February 28, 2020, Mr. Mallmes was a director, the Chairman, President and Treasurer of the Company. On April 23, 2019, Mr. Mallmes, a current director and then a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant’s Board, and the Chairman, President and Treasurer of the Registrant ceased to be Chairman of the Registrant and as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant. He will continue to serve as director, President and Treasurer of the Registrant and he has also been appointed President of the Registrant’s subsidiary Dominion Energy Processing Group, Inc. He will serve in those positions until his successor is duly elected or appointed and qualified.

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

Mr. Mallmes’ private sector business successes enabled him to enter the public sector in 2014 when he was elected as a Councilor of the Sicamous, BC District Council, the governing body of the District of Sicamous, BC. Mr. Mallmes’ platform focused on economic development through fiscally responsible capital projects and community driven initiatives including, researching and building district energy systems, establishing advanced technology to improve forest conservation (Community Forest), developing water shed modules, and working with local stakeholders building affordable homes for Canadian Veterans.

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

*Andrew J Kacic – Currently, Director Co-Chairman, Chief Executive Officer and Secretary

On February 28, 2020, Mr. Kacic was a director and Secretary of the Corporation of the Company. On April 23, 2019, Andrew J. Kacic, a current director and then Secretary of the Company was also appointed as Co-Chairman of the Board and Chief Executive Officer of the Company. He will continue to serve as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Company’s Board.  He will serve in those positions until his successor is duly elected or appointed and qualified.  Mr. Kacic is an experienced executive with more than 40 years of oil & gas development, exploration and operations and more than 40 years as an investment banker. From 1986 to the present, Mr. Kacic has been the founder and President of Advisory Services, Inc. (ASI), a Scottsdale, Arizona based corporate consulting firm. Through ASI, Mr. Kacic has served as an officer and/or director of various companies for which ASI was engaged as a consultant including the following: from 2014 to 2016, Mr. Kacic served as the CEO and a director of Quantum Energy Inc.; from 1999 to 2001 Mr. Kacic served as CFO of Beaudry Motor Company, Southern Arizona, an automotive and RV retailer with annual sales in excess of $350 million; from 1990 to 1998 Mr. Kacic served as the President of American Resources of Delaware, Inc. (formerly a NASDAQ company) and its subsidiary Southern Gas Company, Versailles Kentucky, an oil, gas and transmission company. From 1980 to 1986 Mr. Kacic served as CEO for the oil and gas companies Proper Power & Energy, Inc. and Barclay Road Inc to assist in their SEC filings and corporate restructuring. From 2011 to 2012 Mr. Kacic served as CEO of Securities Network, Inc., an Arizona based NASD licensed broker-dealer with 22 offices and more than 140 licensed registered representatives. Mr. Kacic is currently based in Bigfork, Montana as a consultant for investment related services, including oil and gas related services.

**Raleigh C. Kone – currently Director, Co-Chairman of the Board and Executive Vice President

On April 23, 2019, Raleigh C. Kone, age 64, a stockholder of the Registrant was appointed as a director, Co-Chairman of the Board, and Executive Vice-President of the Company. Mr. Kone will serve as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant’s Board. He will serve in those positions until his successor is duly elected or appointed and qualified. Mr. Kone is a highly experienced investment and life insurance professional.  He has been continuously licensed in the Financial Services industry since 1984. From 2018 to the present, he has held positions in Symmetry Insurance Company and for a brief time with Wells Fargo Banking. Mr. Kone served from 2005 to the present as Managing Member of Global Green TK LLC, which is primarily interested in environmentally friendly land development, high tech Green energy sources and waste to energy projects.  From 2015 to 2018 he was an independent contractor District Advisor for First Command Financial Services, Headquartered in Ft Worth, TX.  He daily coordinated and was responsible for the well-being and fiduciary compliance of 10 advisors who coordinated over 3,000 investors with a combined asset base over $600 million. Additionally, Mr. Kone was directly responsible for developing and managing over $1 Billion in personal lines of insurance coverage.  From 2008 to 2015 he served as the Vice President in charge of Development and Training for an area stretching from Atlanta, GA to Fair Banks AK. .  Mr. Kone provided guidance and support to over 40 separate Office managers and their financial services teams.  Mr. Kone has a Masters of Business Administration from The Golden Gate University, San Francisco, CA; a Master of Telecommunications in Business Administration from The Golden Gate University, San Francisco, CA; a Chartered Leadership Fellow in the American College of Financial Services.

Code of Ethics Policy

In November 2017, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

In November 2017, we established an audit committee, a compensation committee and a nominating and corporate governance committee and we adopted charters for each of these committees. As of January 1, 2021, each of these committees has three directors, one of which was independent. Mr. Ballmann was appointed as the audit committee financial expert. As of the date of this report, Mr. Ballmann has resigned as a director and as a member of these committees.  Also, as of the date of this report, none of these committees have formally met or become functional. In the near future, we intend to appoint a new independent director who will qualify as a financial expert on our audit committee.

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

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities for the years ending February 28, 2019 and February 28, 2020.

Name and Position	Year Ended Feb 28	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Stanley F.	2020	—	—	—	—	—	—	—		$0
Wilson former CEO	2019	—	—	—	—	—	—	63,500	(1)	$63,500

Andrew Kacic, Director	2020	—	—	—	—	—	—	—		—
	2019	—	—	—	—	—	—	33,000	(2)	$33,000

Jeffrey Mallmes, Chairman, President, Treasurer and	2020	—	—	—	—	—	—	—		—
Director(3)	2019	—	—	—	—	—	—	—		—

Harry Ewart, CEO and Director	2020	$250,000	—	—	—	—	—	—		—

(1)	Paid as a consulting fee to Mr. Wilson.

(2)	Paid as a consulting fee to Mr. Kacic.

(3)

Mr. Mallmes was appointed our Chairman, President and Treasurer on November 8, 2017 and a director on October 30, 2017. On April 23, 2019, Mr. Mallmes, a current director and then a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant’s Board, and the Chairman, President and Treasurer of the Registrant ceased to be Chairman of the Registrant and as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant. He will continue to serve as director, President and Treasurer of the Registrant and he has also been appointed President of the Registrant’s subsidiary Dominion Energy Processing Group, Inc. Mr. Mallmes received no compensation for serving in those positions during the year ended February 28, 2020.

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

The following tables set forth, as of the February 28, 2020, the ownership of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, and by our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

		Amount and
		Nature of
		Beneficial
		Ownership	Percent of Class
Name and Address of Beneficial Owner	Title of Class	(1)	(2)
Jeffrey Mallmes (3)
1200 Trans Canada Highway
Sicamous, BC, Canada V0E2VO	Common Stock	7,584,395	15.64%
Kandy, LP (4)
PO Box 1169
Big Fork, Montana 59911	Common Stock	7,449,622	15.47%
Robert C. Henry 1742 Carriage
Dr.
Victoria, MN 55386	Common Stock	3,000,000	6.19%
Stanley Wilson
6711 East Camelback Road, #17
Scottsdale, Arizona, 85251	Common Stock	3,000,000	6.19%

Security Ownership of Management
		Amount and
		Nature of
		Beneficial	Percent of Class
Name and Address of Beneficial Owner	Title of Class	Ownership (1)	(2)
Jeffrey Mallmes (3)
1200 Trans Canada Highway
Sicamous, BC, Canada V0E2VO	Common Stock	7,584,395	15.64%
Andrew J. Kacic (4)
PO Box 1169
Big Fork, Montana 59911	Common Stock	7,449,622	15.47%
Raleigh C. Kone (5)
(address)_____________
	Common Stock	1,300,000	2.68%
All Officers and Directors as a group
(5 person) (3) (4)	Common Stock	16,334,017	33.68%

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

(2)	Based on 48,491,485 shares of Common Stock issued and outstanding as of February 28, 2020.

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

(5)	Mr. Kone owns a 3 year warrant issued march 20, 2019 to purchase 150,000 shares of common stock and a 3 year warrant to purchase 225,000 shares of common stock.

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

Separately in April 2019, the Company borrowed $3,325 from Raleigh Kone and John Provacek. These loans are evidenced by demand promissory notes that bear interest at the rate of 6% per annum. In connection with the loan from Mr. Provacek, the Company also issued to Mr. Provacek a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.25, which warrant expires three years after issuance. The Company also borrowed $3,390, from Jeffrey Mallmes, which loan is evidenced by a demand promissory note that bears interest at the rate of 6% per annum.

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

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2020 and 2019 were $   and $  , respectively, with a total for both years of $     .

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended December 31, 2020 and 2019 was $-0- and $-0-,respectively.

All Other Fees

There were no other fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered during the fiscal years ended December 31, 2020 and 2019, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Section 16A Beneficial Ownership Reporting Compliance

All Section 16A reporting is current with the filings of both Form 3s and Form 4s.

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

QUANTUM ENERGY INC. (Registrant)

By:
/s/ HARRY EWERT	Date: April 26, 2021
Harry Ewert
CEO