Form 10-Q
period 2020-11-30
QUANTUM ENERGY INC.
filed 2021-05-28
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of November 30, 2020 was approximately 48,491,485.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	November 30,	February 29,
	2020	2020

ASSETS
Current Assets
Cash	$47	$47

Total Current Assets	47	47

Deposits	—	—

Total Assets	$47	$47

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$158,959	$147,888
Accounts Payable and Accrued Expenses - Related Parties	191,837	176,837
Common Stock Payable	200,000	200,000
Convertible Note Payable	67,500	67,500
Derivative Liability	160,157	138,185
Promissory Notes Payable	76,305	76,305
Promissory Notes Payable - Related Parties	106,015	106,015

Total Current Liabilities	960,773	912,730

Total Liabilities	960,773	912,730

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 48,491,485 Issued and Outstanding, Respectively	48,491	48,491
Additional Paid-In-Capital	11,449,681	11,449,681
Accumulated Deficit	(12,458,898)	(12,410,855)

Total Stockholders' Deficit	(960,726)	(912,683)

Total Liabilities and Stockholders' Deficit	$47	$47

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2020	2019	2020	2019

Operating Expenses
Advertising and Marketing	—	—	—	888
Management Fees and Consulting	—	—	—	11,750
General and Administrative	—	1,684	—	34,555
Professional Fees	4,854	54,461	4,854	183,930

Total Operating Expenses	4,854	56,145	4,854	231,123

Other Income and (Expenses)
Bad Debts	—	—	—	(30,000)
Gain (Loss) on Derivative	232,685	27,245	(21,972)	(114,736)
Interest Expense	(7,058)	(6,180)	(21,217)	(38,385)
Interest Expense - Warrants	—	—	—	(453,261)

Total Other Income and (Expenses)	225,627	21,065	(43,189)	(636,382)

Total Income (Expenses)	220,773	(35,080)	48,043	(867,505)

Income (Loss) Before Income Tax Expense	220,773	(35,080)	(48,043)	(867,505)

Income Tax Expense	—	—	—	—

Net Income (Loss) for the Period	$220,773	$(35,080)	$(48,043)	$(867,505)

Weighted Average Number of Common Shares - Basic and Diluted	48,491,485	48,491,485	48,491,485	48,491,485

Net Income (Loss) for the Period Per Common Shares - Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.02)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months Ended
	November 30,	November 30,
	2020	2019

Cash Flows from Operating Activities

Net Loss for the Period	$(48,043)	$(867,505)

Non-Cash Adjustments:
Bad Debts	—	30,000
Deposits Written Off	—	7,822
Loss on Derivative	21,972	114,736
Interest on Default of Convertible Note	—	22,500
Interest Expense on Convertible Note Warrants	—	453,261
Changes in Assets and Liabilities:
Notes Receivable	—	(30,000)
Accounts Payable and Accrued Expenses	11,071	57,205
Accounts Payable and Accrued Expenses - Related Parties	15,000	(516)

Net Cash Flows Used In Operating Activities	—	(212,497)

Cash Flows from Investing Activities
Investment in Joint Venture	—	(150,000)

Cash Flows from Financing Activities
Proceeds from Notes Payable	—	93,299
Proceeds from Stock Subscription		200,000
Cash Proceeds Received from Convertible Note Payable	—	45,000
Proceeds from Notes Payable - Related Parties	—	31,715

Net Cash Flows Provided by Financing Activities	—	370,014

Net Change in Cash	—	7,517

Cash - Beginning of Period	47	1,578

Cash - End of Period	$47	$9,095

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2020 AND 2019 - UNAUDITED

		Common Stock		Additional		Total
	Subscription	$0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended November 30, 2019	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - September 1, 2019	$(200,000)	48,491,485	$48,491	$11,449,681	$(12,191,732)	$(893,560)

Proceeds from Stock Subscription	200,000	—	—	—	—	200,000

Net Loss for the Period	—	—	—	—	(35,080)	(35,080)

Balance - November 30, 2019	$—	48,491,485	$48,491	$11,449,681	$(12,226,812)	$(728,640)

		Common Stock		Additional		Total
	Subscription	$0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three Months Ended November 30, 2020	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - September 1, 2020	$—	48,491,485	$48,491	$11,449,681	$(12,679,670)	$(1,181,498)

Net Income for the Period	—	—	—	—	220,773	220,773

Balance - November 30, 2020	$—	48,491,485	$48,491	$11,449,681	$(12,458,897)	$(960,725)

		Common Stock		Additional		Total
	Subscription	$0.001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended November 30, 2019	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2019	$—	48,491,485	$48,491	$10,996,420	$(11,359,307)	$(314,396)

Value of Subscription Receivable	(200,000)	—	—	—	—	(200,000)

Proceeds from Stock Subscription	200,000	—	—	—	—	200,000

Value of Warrants for Convertible Note	—	—	—	453,261	—	453,261

Net Loss for the Period	—	—	—	—	(867,505)	(867,505)

Balance - November 30, 2019	$—	48,491,485	$48,491	$11,449,681	$(12,226,812)	$(728,640)

		Common Stock		Additional		Total
	Subscription	$0.001 Par		Paid-In	Accumulated	Stockholders'
For the Nine Months Ended November 30, 2020	Receivable	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2020	$—	48,491,485	$48,491	$11,449,681	$(12,410,855)	$(912,683)

Net Loss for the Period	—	—	—	—	(48,043)	(48,043)

Balance - November 30, 2020	$—	48,491,485	$48,491	$11,449,681	$(12,458,898)	$(960,726)

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
NOVEMBER 30, 2020

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the February 29, 2020 audited financial statements and the unaudited condensed consolidated financial statements as of November 30, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended February 29, 2020 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and nine months ended November 30, 2020, are not necessarily indicative of the results of operations expected for the year ending February 28, 2021.

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
NOVEMBER 30, 2020

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2020 and February 29, 2020, respectively.

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

At November 30, 2020 and February 29, 2020, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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
NOVEMBER 30, 2020

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of November 30, 2020 and February 29, 2020, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at November 30, 2020 and February 29, 2020. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of May 31, 2020 and February 29, 2020, respectively, would be as follows:

	November 30, 2020	February 29, 2020
Warrants	3,925,000	3,925,000
TOTAL POSSIBLE DILUTION	3,925,000	3,925,000

At November 30, 2020 and February 29, 2020, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – OTHER ASSETS

Peconic Note Receivable

On April 17, 2019, the Company loaned funds under a secured convertible promissory note (“Peconic Note”) to Peconic Energy, Inc. (“Peconic”) for the principal amount of $30,000 with the principal balance and all accrued interest being due and payable 18 months from the date of the note. Interest shall be accrued at rate of 12% per annum or 40% of the gross revenues generated by the maker, whichever is greater. The Peconic Note is secured by 100% of the Peconic’s assets and is convertible at any time during the term of the note into 40% of the Peconic’s assets. For the period ended May 31, 2019, it was determined that it was highly unlikely that the Company would collect this note receivable. Therefore, the Company allowed for this note in the amount of $30,000 on May 31, 2019.

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
NOVEMBER 30, 2020

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

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	November 30, 2020	February 29 2020
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325	3,325
8% unsecured notes payable - October 2019, due on demand	65,000	65,000

Total Notes Payable	$76,305	$76,305

Interest expense for the three months ended November 30, 2020 and 2019 was $1,451 and $753, respectively. Interest expense for the nine months ended November 30, 2020 and 2019 was $4,357 and $1,121, respectively.

Convertible note payable consists of one note payable in the amount of $67,500 at November 30, 2020 and February 29, 2020, respectively. The note which was issued in April 2019 for $45,000 accrues interest at an annual rate of 12% and matures in April 2020. In the event of default, the note principal is increased by 150% times the outstanding principal and provides for default interest at 22%. Interest expense for the three months ended November 30, 2020 and 2019 was $3,713 and $3,713, respectively. Interest expense for the nine months ended November 30, 2020 and 2019 was $11,139 and $7,931, respectively. Due to the conversation features of this note the Company calculated a derivative utilizing a Black Scholes method. This method used the following inputs to obtain the derivative value on November 30, 2020. Stock value of $0.28, discounted exercise price of 39% of the lowest stock market price 20 days prior to the valuation date, volatility of 438.81%. Discount Bond equivalent yield of 0.110%. At November 30, 2020 derivative liability was $160,157 and gain on derivatives for the three months ended November 30, 2020 and 2019 was $232,685 and $27,245, respectively. Loss on derivatives for the nine months ended November 30, 2020 and 2019 was $21,972 and $114,736, respectively.

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
NOVEMBER 30, 2020

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

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	November 30, 2020	February 29, 2020
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	60,000
6% unsecured note payable – April 2019, due on demand	15,825	15,825
6% unsecured note payable – April 2019, due on demand	15,890	15,890
8% unsecured note payable - October 2019, due on demand	10,000	10,000
TOTAL	$106,015	$106,015

Interest expense for the three months ended November 30, 2020 and 2019 was $1.894 and $1,714, respectively. Interest expense for the nine months ended November 30, 2020 and 2019 was $5,721 and $6,834, respectively.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute. There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at November 30, 2020 and February 29, 2020 were $17,868 and $17,868, respectively.

Certain officers and directors of the Company had paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $173,969 and $158,969 at November 30, 2020 and February 29, 2020, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the condensed consolidated balance sheets.

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
NOVEMBER 30, 2020

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

Common stock retirement

On January 27, 2018, the former chairman of the Company’s board of directors and a current director of the Company’s board of directors each agreed to return 5,000,000 shares of the Company’s common stock for an aggregate total of 10,000,000 common shares for consideration of $Nil. The shares are held by the Company as authorized but unissued treasury shares as of November 30, 2020.

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

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
NOVEMBER 30, 2020

NOTE 9 – WARRANTS - continued

The following is a summary of the Company’s warrants issued and outstanding:

	November 30, 2020		February 28, 2020
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	3,925,000	$.25	2,129,802	$1.00
Issued	––	––	2,925,000	.19
Exercised	––	––	––	––
Expired	––	––	(1,129,802)	––
Ending balance	3,925,000	$0.25	3,925,000	$.25

(a)	Weighted average exercise price per shares

The following table summarizes additional information about the warrants granted by the Company as of November 30, 2020 and February 29, 2020:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$.25	0.47
July 10, 2017	500,000	500,000	.25	1.02
March 20, 2019	1,250,000	1,250,000	.25	1.30
April 17, 2019	675,000	675,000	.25	1.38
June 28, 2019	1,000,000	1,000,000	.25	.07
Total warrants	3,925,000	3,925,000	$.25	.84

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

QUANTUM ENERGY, INC.
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
NOVEMBER 30, 2020

NOTE 10 – OTHER MATTERS- Joint Venture - continued

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

Results of Operations

Three Months Ended November 30, 2020 Compared to Three Months Ended November 30, 2019.

Operating expenses for the three months ended November 30, 2020 was $4,854 compared to $56,145 for the three months ended November 30, 2019. The decrease in operating expenses was due to the fact that the Company had no cash to operate and therefore all activity ceased. Other income for the three months ended November 30, 2020 was $225,627 compared to $21,065 for the three months ended November 30, 2019. This increase in income was due to an increase in gain on derivative of $205,440.

Net Loss

Net income (loss) for the three months ended November 30, 2020 and 2019 was $220,773 and $(35,080), respectively. The increase in net income of $255,853 was due to the decrease in operating expenses of $51,291 and increase in gain on derivative of $205,440.

Nine Months Ended November 30, 2020 Compared to Nine Months Ended November 30, 2019.

Operating expenses for the nine months ended November 30, 2020 was $4,854 compared to $231,123 for the nine months ended November 30, 2019. The decrease in operating expenses was due to the fact that the Company had no cash to operate and therefore all activity ceased. Other expenses for the nine months ended November 30, 2020 was $43,189 compared to $636,382 for the nine months ended November 30, 2019. During the nine months ended November 30, 2020 the Company had $-0- in bad debts, $21,972 loss on derivative for a convertible note payable, incurred $21,217 in interest expense and had $-0- in interest expense – warrants, compared to the nine months ended November 30, 2019 the Company had $30,000 in bad debts, $114,736 loss on derivative for a convertible note payable, incurred $38,385 in interest expense and had $453,261 in interest expense – warrants.

Net Loss

Net loss for the nine months ended November 30, 2020 and 2019 was $48,043 and $867,505, respectively. The decrease in loss of $819,462 was due to the decrease in operating expenses of $226,269 and the changes to other expenses as mentioned above.

Liquidity and Capital Resources:

As of November 30, 2020, our assets totaled $47 which consisted of cash. The Company's total liabilities were $960,773, which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, common stock payable, convertible note payable, derivative liability, promissory notes payable and promissory notes payable – related parties. As of November 30, 2020, the Company had an accumulated deficit of $12,458,898 and working capital deficit of $960,726.

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

Cash (Used in) Operating Activities

Net cash used in operating activities for the nine months ended November 302020 and 2019 were $-0- and $212,497, respectively. The decrease amount was attributed to interest expense on convertible note warrants and loss on derivative.

Cash from Investing Activities

Net cash used in investing activities was $-0- and $150,000 for the nine months ended November 30, 2020 and 2019, respectively.

Cash from Financing Activities

Net cash provided by financing activities was $-0- for the nine months ended November 30, 2020, and was $370,014 for nine months ended November 30, 2019, which was all due to cash received from notes payable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020.

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

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2020 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of November 30, 2020, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended November 30, 2020 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

QUANTUM ENERGY, INC.

Date:	5/28/2021	By:	/s/ HARRY EWERT
CEO