Form 10-K
period 2021-02-28
QUANTUM ENERGY INC.
filed 2021-06-15
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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

As _February 28, 2021 there were 48,491,485 Shares of issuer’s common stock, $0.001 par value, issued and outstanding.

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

Holders

As of June 1, 2021, there were 58 holders of record of our common stock.

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

Common Stock

We are authorized to issue 495,000,000 shares of Common Stock with $0.001 par value per share. As of our fiscal year ended February 28, 2021, there were 48,491,485 shares of Common Stock issued and outstanding and 3,688,524 shares reserved for issuance upon the exercise of issued and outstanding options.

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

Our stock transfer agent is Pacific Stock Transfer, located at 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of our fiscal year ended February 28, 2021, and as of the date of this report, no shares of preferred stock were issued and outstanding. Our preferred stock is not quoted on any market or system and there is currently no market for our preferred stock.

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

Results of Operations

Year Ended February 28, 2021 Compared to Year Ended February 29, 2020.

Operating expenses for the year ended February 28, 2021 were $210,929 compared to $234,359 for the year ended February 28, 2020. The decrease in operating expenses was due to the fact that the Company had no cash to operate therefore professional fees and general and administrative expenses decreased by $109,126. Management and consulting fees however did increase by $86,584 for the year ended February 28, 2021. Other expenses for the year ended February 28, 2021 were $6,470 compared to $817,189 for the year ended February 29, 2020. During the year ended February 28, 2021 the Company had $-0- in bad debts, $21,787 gain on derivative for a convertible note payable, incurred $28,257 in interest expense and had $-0- in interest expense – warrants, compared to the year ended February 29, 2020 when the Company had $30,000 in bad debts, $138,185 loss on derivative for a convertible note payable, incurred $45,743 in interest expense, $453,261 in interest expense – warrants and $150,000 in joint venture write off.

Net Loss

Net loss for the years ended February 28, 2021 and February 29, 2020 was $217,399 and $1,051,548, respectively. The decrease in loss of $834,149 was due to the decrease in operating expenses of $23,430 and the changes to other expenses as mentioned above.

Liquidity and Capital Resources:

As of February 28, 2021, our assets totaled $47 which consisted of cash. The Company's total liabilities were $1,130,129, which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, common stock payable, convertible note payable, derivative liability, promissory notes payable and promissory notes payable – related parties. As of February 28, 2021, the Company had an accumulated deficit of $12,628,254 and working capital deficit of $1,130,082.

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

Cash (Used in) Operating Activities

Net cash used in operating activities for the year ended February 28, 2021 and February 29, 2020 was $-0- and $206,571, respectively. The decrease amount was attributed to interest expense on convertible note warrants, joint venture write off and (gain) loss on derivative.

Cash from Investing Activities

Net cash used in investing activities was $-0- and $150,000 for the year ended February 28, 2021 and February 29, 2020, respectively.

Cash from Financing Activities

Net cash provided by financing activities was $-0- for the year ended February 28, 2021, and was $355,040 for year ended February 29, 2020 which was all due to cash received from notes payable.

CRITICAL ACCOUNTING POLICIES

The Company has identified certain accounting policies, described below, that are most important to the portrayal of its current financial condition and results of operations. The Company’s significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of February 28, 2021, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Consolidated Balance Sheets as of February 28, 2021 and 2020;
3.	Consolidated Statements of Operations for the years ended February 28, 2021 and 2020;
4.	Consolidated Statement of Changes in Stockholders’ Deficit for the years ended February 28, 2021 and 2020;
5.	Consolidated Statements of Cash Flows for the years ended February 28, 2021 and 2020;
6.	Consolidated Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quantum Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quantum Energy, Inc. (the "Company") as of February 28, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

June 14, 2021

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2021	February 28, 2020
ASSETS
CURRENT ASSETS:
Cash	$47	$47
TOTAL CURRENT ASSETS	47	47
Deposits	--	--
TOTAL ASSETS	$47	$47

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$220,140	$147,888
Accounts payable and accrued liabilities, related parties	343,770	176,837
Common stock payable	200,000	200,000
Convertible note payable	67,500	67,500
Derivative liability	116,399	138,185
Promissory notes payable	76,305	76,305
Promissory notes payable, related parties	106,015	106,015
		-
TOTAL CURRENT LIABILITIES	1,130,129	912,730
TOTAL LIABILITIES	1,130,129	912,730
STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value; 495,000,000 shares authorized; 48,491,485 shares issued and outstanding, respectively	48,491	48,491
Additional paid-in capital	11,449,681	11,449,681
Accumulated deficit	(12,628,254)	(12,410,855)
TOTAL STOCKHOLDERS' DEFICIT	(1,130,082)	(912,683)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47	$47

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	February 28, 2021	February 29, 2020
OPERATING EXPENSE
Advertising and marketing	$--	$888
Management fees and compensation	98,334	11,750
General and administrative	--	37,791
Professional fees	112,595	183,930
TOTAL OPERATING EXPENSES	210,929	234,359
Other Expenses
Bad Debts	--	30,000
Loss on derivative	(21,787)	138,185
Interest expense	28,257	45,743
Interest expense - warrants	--	453,261
Joint Venture – write off	--	150,000
Total Other Expenses	6,470	817,189

Total Expenses
Loss before income tax expense	(217,399)	(1,051,548)
Income tax expense	-	-
NET LOSS	(217,399)	(1,051,548)
Weighted Average Number of Common shares
Basic and diluted	$48,491.485	$48,491,485
Net Loss per common shares
Basic and diluted loss per share	$(0.00)	$(0.02)
Basic and diluted weighted average number shares outstanding

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020 - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance – March 1, 2019	$48,491,485	$48,491	$10,996,420	$(11,359,307)	$(314,396)

Value of Warrants for Convertible Note	—	—	453,261	—	453,261

Net Loss	—	—	—	(1,051,548)	(1,051,548)

Balance – February 29, 2020	$48,491,485	$48,491	$11,449,681	$(12,410,855)	$(912,683)

Net Loss	—	—	—	(217,399)	(217,399)

Balance – February 28, 2021	48,491,485	$48,491	$11,449,681	$(12,628,254)	$(1,130,082)

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(217,399)	$(1,051,548)
Non Cash Adjustments
Bad debts	-	30,000
Deposits written off	-	7,822
(Gain) Loss on derivative	(21,787)	138,185
Interest on default of convertible note	-	22,500
Interest expense on convertible note warrants	-	453,261
Joint venture – write off	-	150,000
Changes in assets and liabilities:
Notes receivable	-	(30,000)
Accounts payable and accrued liabilities	72,253	79,557
Accounts payable and accrued liabilities, related parties	166,933	(6,348)
Net Cash Flows Used in Operating Activities	-	(206,571)
Cash Flows from Investing Activities
Investment in Joint Venture	-	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	68,325
Proceeds from stock subscription	-	200,000
Cash proceeds received from convertible note payable	-	45,000
Proceeds from notes payable, related party	-	41,715
Net Cash Provided By Financing Activities	-	355,040
Net Change in Cash	-	(1,531)
Cash Beginning of Year	47	1,578
Cash End of Year	$47	$47

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	-	-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2021 and February 29, 2020, respectively.

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

At February 28, 2021 and February 29, 2020, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of February 28, 2021 and February 29, 2020, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at February 28, 2021 and February 29, 2020. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of February 28, 2021 and February 29, 2020, respectively, would be as follows:

	February 28, 2021	February 29, 2020
Warrants	2,925,000	3,925,000
TOTAL POSSIBLE DILUTION	2,925,000	3,925,000

At February 28, 2021 and February 29, 2020, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

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

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	February 28, 2021	February 29 2020
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325	3,325
8% unsecured notes payable - October 2019, due on demand	65,000	65,000

Total Notes Payable	$76,305	$76,305

Interest expense for the years ended February 28, 2021 and February 29, 2020 was $5,807and $2,805, respectively.

Convertible note payable consists of one note payable in the amount of $67,500 at February 28, 2021 and February 29, 2020, respectively. The note which was issued in April 2019 for $45,000 accrues interest at an annual rate of 12% and matures in April 2020. In the event of default, the note principal is increased by 150% times the outstanding principal and provides for default interest at 22%. Interest expense for the years ended February 28, 2021 and February 29, 2020 was $14,852 and $34,144, respectively. Due to the conversation features of this note the Company calculated a derivative utilizing a Black Scholes method. This method used the following inputs to obtain the derivative value on February 28, 2021. Stock value of $0.75, discounted exercise price of 39% of the lowest stock market price 20 days prior to the valuation date, volatility of 403.96%. Discount Bond equivalent yield of 0.080%. Derivative liability at February 28, 2021 was $116,399 and (gain) loss on derivatives for the years ended February 28, 2021 and February 29, 2020 was $(21,787) and $138,185, respectively.

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

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	February 28, 2021	February 29, 2020
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	60,000
6% unsecured note payable – April 2019, due on demand	15,825	15,825
6% unsecured note payable – April 2019, due on demand	15,890	15,890
8% unsecured note payable - October 2019, due on demand	10,000	10,000
TOTAL	$106,015	$106,015

Interest expense for the years ended February 28, 2021 and February 29, 2020 was $7,598 and $8,794, respectively.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute. There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at February 28, 2021 and February 29, 2020 were $107,868 and $17,868, respectively.

Certain officers and directors of the Company had paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $235,902 and $158,969 at February 28, 2021and February 29, 2020, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the consolidated balance sheets.

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

On March 20, 2019 and April 17, 2019, the Company issued 1,250,000 and 675,000 warrants respectively to purchase 1,925,000 additional shares of its common stock to eight investors. Each warrant is for thirty-six months from date of issuance with an exercise price of $0.25. The value of the warrants calculated at March 20 and April 17, 2019 was $200,439 and $76,243 for a combined total of $276,682 and is in included in interest expense - warrants on the consolidated statements of operations for the year ended February 29, 2020. The value of the warrants was calculated utilizing a Black Scholes method which used the market value of the stock based on the issue date, an exercise price of $0.25, a volatility of 228% and a discount bond equivalent range of 2.34% - 2.37%.

On June 28, 2019, the Company issued 1,000,000 warrants with an exercise price of $0.25. On the same date the Company also extended the term of 1,000,000 warrants and adjusted the exercise price of these warrants to $0.25. The term of the new warrants are for eighteen months from date of issuance. The extended warrants term is 500,000 for two years and 500,000 for two and a half years. The value of the warrants calculated was $176,579 and is in included in interest expense -warrants on the consolidated statements of operations for the year ended February 29, 2020. The value of the warrants was calculated utilizing a Black Scholes method which used the market value of the stock based on the issue date, an exercise price of $0.25, volatility of 360.99%, 351.88% and 339.45% and a discount bond equivalent of 1.75 and 1.71%

The following is a summary of the Company’s warrants issued and outstanding:

	February 28, 2021		February 28, 2020
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	3,925,000	$.25	2,129,802	$1.00
Issued	––	––	2,925,000	.19
Exercised	––	––	––	––
Expired	(1,000,000)	––	(1,129,802)	––
Ending balance	2,925,000	$0.25	3,925,000	$.25

(a)	Weighted average exercise price per shares

NOTE 9 – WARRANTS – continued

The following table summarizes additional information about the warrants granted by the Company as of February 28, 2021 and February 29, 2020:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$.25	0.22
July 10, 2017	500,000	500,000	.25	0.78
March 20, 2019	1,250,000	1,250,000	.25	1.05
April 17, 2019	675,000	675,000	.25	1.13
Total warrants	2,925,000	2,925,000	$.25	.89

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

February 28, 2021

NOTE 9 – WARRANTS - continued

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$.25	0.22
July 10, 2017	500,000	500,000	.25	0.78
March 20, 2019	1,250,000	1,250,000	.25	1.05
April 17, 2019	675,000	675,000	.25	1.13
Total warrants	2,925,000	2,925,000	$.25	.89

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

NOTE 10 – OTHER MATTERS- Joint Venture - continued

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

For the years ended February 28, 2021 and 2020 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended February 28, 2021 and 2020, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Name	Age	Position at February 28, 2020	Position at January 1, 2021

Jeffrey Mallmes	62	Director, Chairman, President and Treasurer	Director, President and Treasurer
Andrew J. Kacic	72	Director and Secretary	Director, Co-Chairman of the Board,
Raleigh C Kone	64	--	Chief Executive Officer and Secretary

Jeffrey Mallmes – Currently a Director, President and Treasurer

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

Andrew J Kacic – Currently, Director Co-Chairman, Chief Executive Officer and Secretary

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

Raleigh C. Kone – currently Director, Co-Chairman of the Board and Executive Vice President

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

(3)

Mr. Mallmes was appointed our Chairman, President and Treasurer on November 8, 2017 and a director on October 30, 2017. On April 23, 2019, Mr. Mallmes, a current director and then a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant’s Board, and the Chairman, President and Treasurer of the Registrant ceased to be Chairman of the Registrant and as a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee of the Registrant. He will continue to serve as director, President and Treasurer of the Registrant and he has also been appointed President of the Registrant’s subsidiary Dominion Energy Processing Group, Inc. Mr. Mallmes received no compensation for serving in those positions during the year ended February 28, 2021.

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

The following tables set forth, as of the February 28, 2021, the ownership of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, and by our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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
(address)
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

(2)	Based on 48,491,485 shares of Common Stock issued and outstanding as of February 28, 2021.

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

Interactive Data File

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema*

101.CAL XBRL Taxonomy Extension Calculation Linkbase*

101.DEF XBRL Taxonomy Extension Definition Linkbase*

101.LAB XBRL Taxonomy Extension Labels Linkbase*

101.PRE XBRL Taxonomy Extension Presentation Linkbase*

*	To be filed by amendment.
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

QUANTUM ENERGY INC. (Registrant)

By:
/s/ HARRY EWERT	Date: June 14, 2021
Harry Ewert
CEO