Form 10-K/A
period 2021-02-28
QUANTUM ENERGY INC.
filed 2021-07-26
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Notice: This amendment is filed correct certain outdated information.

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-225892

Quantum Energy Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0428608
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification no.)

3825 Rockbottom
North Las Vegas, NV	89030
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

702-323-6455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.001 Par Value	QEGY	OTC.PK

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

As of February 28, 2021 there were 48,491,485 Shares of issuer’s common stock, $0.001 par value, issued and outstanding.

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

General

We, Quantum Energy Inc., are a Nevada corporation. We were originally incorporated as Boomers Cultural Development, Inc. (“Boomers”) on February 5, 2004, in the State of Nevada to be a service-oriented firm that would integrate the cultural interests of baby boomers with destination learning, by packaging onsite personal growth, education, and entertainment seminars with a variety of vacation destinations. On May 18, 2006, our name was changed to Quantum Energy, Inc. and our business focus was changed to concentrate on the energy industry and, in particular, refining, as well as the oil and gas portions of the energy industry. We currently have two 100% owned subsidiaries: Dominion Energy Processing Group, Inc. (“DEPG”), a Canadian Federal business corporation, which is our 100% owned Canadian subsidiary and FTPM Resources, Inc., a Texas corporation.

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

From December 2016 to about September 2020, we have pursued energy and refining opportunities, including alternative energy opportunities, as well as, the substantial financing needed by such energy opportunities as follows:

On April 15, 2018, we entered into a (conditional) binding letter of intent (the “IEC LOI”) with Inductance Energy Corporation Energy Corporation, a Wyoming corporation (“IEC”), which purports to have developed an alternative source of energy through the invention and development of magnetic “earth engines”. Pursuant to the IEC LOI , if all of the conditions contained in the IEC LOI are satisfied, (a) we would merge with a newly formed subsidiary of IEC with us being the surviving company, (b) we would issue to IEC such number of new shares of our Common Stock as shall represent 60% of our then issued and outstanding shares of Common Stock, and (c) IEC would provide to us, as the surviving company, up to $50,000,000(USD). The LOI ultimately expired without being implemented.

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

On June 28, 2019, we and EESI modified that proposed joint venture transaction and we entered into a Binding Letter of Intent (the June 28, 2019 Binding Letter of Intent”) with EESI to form a joint venture (hereinafter referred to as “JV-1”) for the purpose of creating and funding multiple operating joint venture limited liability companies (each an “Operating JV”) each of which to be focused on a different vertical market feedstock utilizing the MEPS® technology to create energy. Each Operating JV is expected to be assigned exclusive distribution rights based on a territory and/or specified Feedstock, and each of which will be financed by the funding source of that Operating JV. Each Operating JV would be owned 50% by that funding source for the particular LLC and the remaining 50% by JV-1 (which will be split equally between us and EESI). That joint venture was ultimately terminated.

At the beginning of March 2020, we again enter discussions with Inductance Energy Corporation (“IEC”), as we were in April 2018. In this particular instance IEC was offering to bring to the table several significant investors interested in funding the Company through its regulatory cleanup. It was suggested that MP Special Purpose Corporation (“MP”), would be interested in signing a joint commitment letter so long as necessary shares were set aside in return for the significant effort that would be expended by both IEC and MP. On March 22, 2020 IEC began due diligence on the Company, with the permission of its Board of Directors, for the purpose of forming future business alliances including joint ventures, joint stock ownership, and capital raises. Due diligence on the Company was completed by IEC at the beginning of July of 2020. The results of such within forwarded to the various investors of MP. The Company and MP signed an Agreement and Plan of Asset Acquisition (“Plan”), on September 22, 2020 to allow the Company to enter into the refining of rare earth materials from various locations under the control of MP and IEC. The Plan was assignable to IEC, or other investors or investor group’s willing to fund the growth of the Company through a private investment into a public entity, otherwise known as a PIPE (“PIPE”).

Since early November 2020 the Company expanded its board to include directors William Hinz, Douglas Bean, and Anthony Ker. The company also recruited and contractually hired Harry Ewert as its new CEO. Mr. Ewert also joined the Board of Directors. The Company recruited and contractually hired William Westbrook as its CFO. Both Mr. Ewert and Mr. Westbrook began their contracts in early December with the Company.

After the expanded Board of Directors was seated, and at the start of Mr. Ewert and Mr. Westbrook’s contracts, the Company moved quickly to establish a strategic and tactical operating plan to enter the rare earth refining market. The company established a technical committee which helped build out a plan to develop a private investment path. In addition, the Company moved to conduct due diligence on the former Willwood Air Force Base located in Wyoming at which IEC had been granted a special use permit for the processing of rare earth materials, and the manufacturer of permanent magnets.

In January 2021 the Company settled on a $50 million private placement offering, that would include a proposed $15 municipal bond package as offered by the town of Byron Wyoming, only 9 miles from the 164 acre former Willwood Air Force Base. The company decided to include the $15 million bond package in its $50 million private placement offering, therefore needing to raise $35 million of new equity in the company. The Board of Directors voted previously to authorize the development of a private placement memorandum to be filed with the SEC so that the private placement offering could be discussed with current and potential individual investors, and investor groups in the United States and Canada.

The Company has experienced strong demand for participation in its private placement offering, and expanded its staff to include two additional finance positions, as well as plans to expand its internal accounting staff.

The Company has developed a strategic plan for hiring experienced professionals, including those that are credentialed and hold licenses in engineering, mining, and chemical engineering. This increased depth of personnel surrounding the granting of a license from IEC to the Company for the exclusive production of magnetic materials and assemblies. The decision on the granting of a license from IEC, on an exclusive basis, would be made by IEC only if the Company could show substantial progress in its capital raise efforts, and its ability to attract technical expertise.

As the Company experienced success in both its private placement efforts, as well as its exploratory efforts for sources of rare earths,  the Company put forth expanded efforts to execute on its new strategic and tactical business plans in order to begin refining rare earth  materials for the recovery of oxides and metals that are required for the production of various magnetic products, and assemblies.

The Company developed a straightforward strategic and tactical business plan that could be executed around 3 basic business segments; Mining, Minerals and Magnets. These 3 segments would become a highly focused center of work for the Company.

Various work at the Company by its technical committee had shown that the Company could enter the mining industry through a very unique path of recovering rare earth and ferrite magnet material from discarded appliances, computers, and other sources in the United States and Canada. Secondly, the Company would concentrate its efforts on the recovery of rare earth materials from other waste streams including fly ash and fly bottom waste streams from combusted coal burning power plants in the United States and Canada. It is estimated that over 1 billion tons of this material exists and dumpsites, and far greater than 4 billion pounds of this material is still generated from coal burning power plants and other sources in the United States alone each and every year.

Successful recovery from these waste streams are described as follows;

1.

Rare Earth and Ferrite (Iron) Magnets that are used in a wide variety of appliances and electronics that can be recovered, that were disposed of in the United States and Canada. These appliances include; televisions, computers, refrigerators, microwaves, dishwashers, as well as motor vehicles, and used electrical motors. Quantum is working with a wide variety of returned merchandise centers, landfills, and other recycling businesses to secure these resources. These types of magnet resources can be mechanically gathered, and reprocessed for use by IEC, and other customers.

2.

Fly ash and fly bottom waste streams. Fly ash and fly bottom waste streams are the remaining byproduct of coal combustion. There are billions of pounds of fly ash and fly bottom waste that are produced each and every year in the United States and Canada, as well as foreign countries. Currently Quantum has two large developmental projects to recover and test both fly ash and fly bottom waste streams for their rare earth content. These two sources currently produce just over 1.4 billion pounds of fly ash and fly bottom waste on an annual basis. Well-known resource testing shows that most fly ash, as well as fly bottom waste streams on average contain about 1.85% rare earth material.

3.

Coal and other mining resources. Currently in the United States and Canada, the mining of coal to be consumed in coal power plants is in rapid decline. Coal producing states such as Wyoming, Kentucky, and West Virginia must move from a coal-based economy or continue to face declining royalty revenues from these natural resources. Rare earth minerals could be one answer to this problem. It is well known from a wide variety of Department of Energy studies that coal, and coal byproducts contain high concentrations of rare earth materials. Quantum is in negotiations with several operating and now defunct coal bearing properties in order to secure rights to process and refine rare earth materials.

Refining rare earth materials from used magnets, fly ash and fly bottom waste streams, and coal reserves range in difficulty from very simple, to a chemical processes commonly called ion exchange, and precipitation . Both practices have been in place for many decades , worldwide , and are still used to this day for most mining recovery operations .in addition to these 2 common practices , membrane recovery , similar to reverse osmosis, is finding favor by a wide variety of professionals, in many geographic areas. W

The reprocessing of waste stream magnets whether ferrite (iron), or rare earth, such as neodymium iron boron magnets, is a relatively simple process wher the waste material   is pulverized to approximately 80 mesh (177 microns), then re-blended into the required recipe, and then reformed in, to produce a value-added product. a choice of several different processes.

Refining rare earth materials from fly ash and fly bottom waste, is similar to recovering rare earth materials from coal ash, or coal seam material. It is a well-known ion exchange and precipitation process. A chemical process in which a wide variety of diluent made from acids and caustics are used to precipitate individual rare earth elements from waste streams. This can also include the recovery of rare earth materials from various membranes, such as membranes similarly used in reverse osmosis processes used to clean water. Membranes are size to very specific microns, and once the process is complete, the desired elements are recovered from recycling the membrane material.

The reclaiming of base materials that are suitable to be processed to extract rare Earth materials is heavily tied to wastewater treatment. While large quantities of water are not required to reclaim rare earth containing material, water can be used along with magnetic separation in the early stages of recovery. Wastewater resulting from these early-stage processes needs to be treated and then reintroduced into the process, thereby limiting the loss of treatment water to evaporation. Wastewater treatment also allows waste sludge to be minimalized, and dried for disposal in a common landfill. Typically these dried sludges are less than 1% of the overall material processed. The Company is currently seeking to purchase several different proven waste water technologies and systems to market alongside its rare earth recovery systems.

Employees

We have seven (7) employees as of the date of this report.

Intellectual Property

As of the date of this report, we do not own any patents, trademarks, licenses, franchises, concessions, and royalty agreements, or other intellectual property contracts, but the Company is actively in negotiations for an exclusive technical license from IEC, and is seeking to purchase, acquire, or license a series of wastewater technologies

Available Information

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

Our corporate headquarters are comprised of 10,000 square feet of floor space located at 3825 Rockbottom Drive, North Las Vegas, NV 89030. One of our shareholders makes the office space available to us without a lease and we pay no rent.

ITEM 3.	Legal Proceedings.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently available for trading on the OTC Pink (over-the-counter pink sheets) under the trading symbol “QEGY.” The following table sets forth the high and low bid prices (USD) for our Common Stock per quarter as reported by the OTC Markets based on our fiscal year end February 28, 2018, 2019, and 2020. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year 2020	HIGH	LOW
First Quarter (Mar. 1, 2019 – May 31, 2019)	$.18	$.15
Second Quarter (June 1, 2019 – August 31, 2019)	.14	.09
Third Quarter (Sept. 1, 2019 – Nov. 30, 2019)	.13	.05
Fourth Quarter (Dec. 1, 2019 – Feb. 28, 2021)	.99	.20
Fiscal Year 2019
First Quarter (Mar. 1, 2018 – May 31, 2018)	$0.25	$0.106
Second Quarter (June 1, 2018 – August 31, 2018)	0.75	0.20
Third Quarter (Sept. 1, 2018 – Nov. 30, 2018)
Fourth Quarter (Dec. 1, 2018 – Feb. 28, 2019)
Fiscal Year 2018
First Quarter (Mar. 1, 2017 – May 31, 2017)	0.309	0.15
Second Quarter (Jun. 1, 2017- Aug. 31, 2017)	0.229	0.10
Third Quarter (Sept. 1, 2017 – Nov. 30, 2017)	0.165	0.153
Fourth Quarter (Dec. 1, 2017 – Feb. 28, 2018)	0.175	0.066

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

Our stock transfer agent is Issuer Direct Corporation, located at 1981 Murray Holladay Road, Suite 100, SLC UT, 84117.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of our fiscal year ended February 28, 2021, no shares of preferred stock were issued and outstanding. Our preferred stock is not quoted on any market or system and there is currently no market for our preferred stock.

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

Not applicable.

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

The Company is a development stage diversified holding company; with operations centered on the refining of rare earth materials and the production of magnets and magnetic assemblies including an emphasis in real estate holdings, refinery assets, and related waste water treatment assets and operations.

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

The following is a summary of the Company’s warrants issued and outstanding:

	February 28, 2021		February 28, 2020
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	3,925,000	$.25	2,129,802	$1.00
Issued	—	—	2,925,000	.19
Exercised	—	—	—	—
Expired	(1,000,000)	—	(1,129,802)	—
Ending balance	2,925,000	$0.25	3,925,000	$.25

(a)	Weighted average exercise price per shares

NOTE 9 – WARRANTS – continued

The following table summarizes additional information about the warrants granted by the Company as of February 28, 2021 and February 29, 2020:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
November 19, 2016	500,000	500,000	$.25	0.22
July 10, 2017	500,000	500,000	.25	0.78
March 20, 2019	1,250,000	1,250,000	.25	1.05
April 17, 2019	675,000	675,000	.25	1.13
Total warrants	2,925,000	2,925,000	$.25	.89

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until her successor is elected and qualified, or until her earlier resignation or removal. The following table sets forth certain information as of February 28, 2021, regarding the executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Position at February 28, 2021

Robert Henry		Director
Harry Ewert	___	Director and CEO
William Hinz	___	Director and Chairman
Douglas C. Bean	___	Director and Treasurer
Anthony Ker	___	Director and Secretary
William Westbrook	___	Chief Financial Officer
Jeffrey Mallmes	___	Director

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

Name and Position	Year Ended Feb 28	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Harry Ewert, CEO and Director	2020	$250,000	—	—	—	—	—	—	—

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

(3)

Jeffrey Mallmes, director, beneficially owns directly and indirectly an aggregate of 7,584,395 shares of our Common Stock as follows: directly, 3,459,173 restricted shares and 352,097 unrestricted shares; indirectly 2,000,000 restricted shares in the name of The Big Barge Company Inc. (which is owned by Mr. Mallmes); and indirectly 1,773,125 restricted shares in the name of Oopik Holdings LTD (which is owned by Mr. Mallmes). Mr. Mallmes disclaims any beneficial ownership of shares owned by Janice Mallmes, his wife.

(4)

Andrew J. Kacic beneficially controls the shares held by Kandy, LP. Mr. Kacic is also owns indirectly through Kandy, L.P. a 3-year warrant to purchase 1,000,000 shares of our common stock at $0.25 per share.

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

March 2019 Promissory Note Payable

On March 15, 2019, the Company borrowed $5,000 from Raleigh Kone, a stockholder. This loan is evidenced by a demand promissory note which bears interest at the rate of 8% per annum, computed on the basis of actual number of days based upon a 360-day year. Mr. Kone became a director and co-Chairman of the Company’s board of directors and Executive Vice President on April 23, 2019. The principal and interest due under this note are outstanding as of February 28, 2021.

April 2019 Promissory Notes Payable

In April 2019, the Company borrowed $12,500 from Jeffrey Mallmes, President, Treasurer, and director of the Company, and $12,500 from Raleigh Kone, CEO and director of the Company. These loans are evidenced by promissory demand notes which bear interest at the rate of 6% per annum, computed on the basis of actual number of days based upon a 360-day year. Each lender also received warrants to purchase 225,000 shares of the Company’s common stock. The warrants have an exercise price of $0.25 and expire three years after issuance. The principal and interest due under these notes are outstanding as of February 28, 2021.

Advances from related parties

Mr. Mallmes and certain stockholders of the Company have advanced to the Company in the aggregate approximately $200,000 during the period from 06/26/2018 to 03/30/2019 These funds were used to pay legal, accounting and various operating expenses of the Company.

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended February 29, 2020 and February 28, 2021 were $48,600  and $48,600, respectively, with a total for both years of $97,200

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended February 28, 2021 and February 29, 2020 was $-0- and $-0-,respectively.

All Other Fees

There were no other fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered during the fiscal years ended December 31, 2020 and 2019, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

Section 16A Beneficial Ownership Reporting Compliance

All Section 16A reporting is current with the filings of both Form 3s and Form 4s.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	1. and 2. Financial statements and financial statement schedules.

The financial statements and financial statement schedule listed in the Index to Financial Statements in Item 8 are filed as part of this Form 10-K.

3. Exhibits

Exhibit Number	Description	Page Number or Incorporation by Reference to
3.1	Articles of Incorporation	Exhibit 3.1 to Form S-1 filed 6.26.18
3.2	Bylaws	Exhibit 3.2 to Form S-1 filed 6.26.18
3.3	Certificate of Amendment to the Articles of Incorporation	Exhibit 3.3 to Form S-1 filed 6.26.18
3.4	Certificate of Amendment to the Articles of Incorporation 5.24.06	Exhibit 3.4 to Form S-1A filed 11.28.18
3.5	Certificate of Amendment to the Articles of Incorporation 6.12.06	Exhibit 3.5 to Form S-1A filed 11.28.18
3.6	Certificate of Amendment to the Articles of Incorporation 9.16.13	Exhibit 3.6 to Form S-1A filed 11.28.18
3.7	Certificate of Amendment to the Articles of Incorporation 3.20.14	Exhibit 3.7 to Form S-1A filed 11.28.18
3.8	Certificate of designation 3.20.14	Exhibit 3.8 to Form S-1Afiled 11.28.18
3.9	Cert of Designation 4.03.14	Exhibit 3.9 to Form S-1A filed 11.28.18
3.10	Cert of Amendment 6.11.18	Exhibit 3.10 to Form S-1A filed 11.28.18
3.11	Cert of withdrawal of designation of certificate designation 11.26.18	Exhibit 3.11 to Form S-1A filed 11.28.18
3.12	Articles of Incorporation 12.05.18	Exhibit 3.12 to Form S-1A filed 12.6.18
10.1	Audit Committee Charter	Exhibit 10.1 to Form S-1 filed 6.26.18
10.2	Compensation Committee charter	Exhibit 10.2 to Form S-1 filed 6.26.18
10.3	Nominating and corporate governance committed charter	Exhibit 10.3 to Form S-1 filed 6.26.18

14	Code of Business Conduct and Ethics	Exhibit 14.1 to Form S-1 filed 6.26.18
21	List of Subsidiaries of Quantum Energy Inc.	Exhibit 21.1 to Form S-1A filed 11.9.18
31.1	Mutual Agreement to Cancel/Rescind Binding Letter of Intent with IEC dated 4.23.19
31.2	Asset Swap Agreement – 5.24.19 w/ Looper and Quay
32.1	Form of certificate of Designation, Preferences and Rights of Series W Convertible Preferred Stock (not filed in Nevada)
32.2	Section 906 Certification of Chief Financial Officer

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

QUANTUM ENERGY INC. (Registrant)

By:
/s/ HARRY EWERT	Date: July 23, 2021
Harry Ewert
CEO