Form 10-Q
period 2021-05-31
QUANTUM ENERGY INC.
filed 2021-07-27
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of May 31, 2021 was approximately 48,491,485.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	May 31,	February 28,
	2021	2021

ASSETS
Current Assets
Cash	$1,353,848	$47

Total Current Assets	1,353,848	47

Investment - IEC	3,630,000	—

Total Assets	$4,983,848	$47

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$210,740	$220,140
Accounts Payable and Accrued Expenses - Related Parties	677,311	343,770
Common Stock Payable	6,180,170	200,000
Convertible Note Payable	—	67,500
Derivative Liability	—	116,399
Promissory Notes Payable	76,305	76,305
Promissory Notes Payable - Related Parties	106,015	106,015

Total Current Liabilities	7,250,541	1,130,129

Total Liabilities	7,250,541	1,130,129

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 48,491,485 Issued and Outstanding, Respectively	48,491	48,491
Additional Paid-In-Capital	11,449,681	11,449,681
Accumulated Deficit	(13,764,865)	(12,628,254)

Total Stockholders' Deficit	(2,266,693)	(1,130,082)

Total Liabilities and Stockholders' Deficit	$4,983,848	$47

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	For the Three Months Ended
	May 31,	May 31,
	2021	2020

Sales - Related Party	$541,211	$—

Operating Expenses
Advertising and Marketing	—	—
Management Fees and Consulting	56,250	—
General and Administrative	335,667	—
Professional Fees	881,721	—

Total Operating Expenses	1,273,638	—

Loss Before Other Income and (Expense)	(732,427)	—

Other Income and (Expense)
Gain on Debt Conversion	140,395	—
Gain on Derivative	—	20,441
Interest Expense	(3,368)	(7,379)

Total Other Income and (Expense)	137,027	13,062

Income (Loss) Before Income Tax Expense	(595,400)	13,062

Income Tax Expense	—	—

Net Income (Loss) for the Period	$(595,400)	$13,062

Weighted Average Number of Common Shares -
Basic and Diluted	48,491,485	48,491,485

Net Income (Loss) for the Period Per Common Shares -
Basic and Diluted	$(0.01)	$0.00

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended
	May 31,	May 31,
	2021	2020

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$(595,400)	$13,062

Non-Cash Adjustments:
Gain on Derivative	—	(20,441)
Gain on Debt Conversion	(140,395)	—
Changes in Assets and Liabilities:
Accounts Receivable	(541,211)	—
Accounts Payable and Accrued Expenses	14,596	7,379
Accounts Payable and Accrued Expenses - Related Parties	333,541	—

Net Cash Flows Used In Operating Activities	(928,869)	—

Cash Flows from Investing Activities
Cash Paid for Investment	(3,630,000)	—

Net Cash Flows Used In Investing Activities	(3,630,000)	—

Cash Flows from Financing Activities
Cash Received for Stock Payable	5,980,170	—
Repayment of Convertible Note Payable	(67,500)	—

Net Cash Flows Provided By Financing Activities	5,912,670	—

Net Change in Cash	1,353,801	—

Cash - Beginning of Period	47	47

Cash - End of Period	$1,353,848	$47

Cash Paid During the Period for:
Interest	$2,500	$—
Income Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE ENDED MAY 31, 2021 AND 2020 – UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2020	48,491,485	$48,491	$11,449,681	$(12,410,855)	$(912,683)

Net Income for the Period	—	—	—	13,062	13,062

Balance - May 31, 2020	48,491,485	$48,491	$11,449,681	$(12,397,793)	$(899,621)

Balance - March 1, 2021	48,491,485	$48,491	$11,449,681	$(12,628,254)	$(1,130,082)

Net Loss for the Period	—	—	—	(595,400)	(595,400)

Balance - May 31, 2021	48,491,485	$48,491	$11,449,681	$(13,223,654)	$(1,725,482)

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MAY 31, 2021

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the February 28, 2021 audited financial statements and the unaudited condensed consolidated financial statements as of May 31, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended February 28, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended May 31, 2021, are not necessarily indicative of the results of operations expected for the year ending February 28, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company after elimination of the intercompany accounts and transactions.

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

MAY 31, 2021

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2021 and February 28, 2021, respectively.

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

At May 31, 2021 and February 28, 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

MAY 31, 2021

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of May 31, 2021 and February 28, 2021, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at May 31, 2021 and February 28, 2021. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of May 31, 2021 and February 28, 2021, respectively, would be as follows:

	May 31, 2021	February 28, 2021
Warrants	2,425,000	2,925,000
TOTAL POSSIBLE DILUTION	2,425,000	2,925,000

At May 31, 2021 and February 28, 2021, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

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

MAY 31, 2021

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

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	May 31, 2021	February 28 2021
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325	3,325
8% unsecured notes payable - October 2019, due on demand	65,000	65,000

Total Notes Payable	$76,305	$76,305

Interest expense for the three months ended May 31, 2021 and 2020 was $1,913 and $1,953, respectively. Interest expense for the three months ended May 31, 2021 and 2019 was $4,357 and $1,121, respectively.

Convertible note payable consists of one note payable in the amount of $-0- and $67,500 at May 31, 2021 and February 28, 2021, respectively. The note which was issued in April 2019 for $45,000 accrues interest at an annual rate of 12% and matures in April 2020. In the event of default, the note principal is increased by 150% times the outstanding principal and provides for default interest at 22%.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MAY 31, 2021

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

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	May 31, 2021	February 28, 2021
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	60,000
6% unsecured note payable – April 2019, due on demand	15,825	15,825
6% unsecured note payable – April 2019, due on demand	15,890	15,890
8% unsecured note payable - October 2019, due on demand	10,000	10,000
TOTAL	$106,015	$106,015

Interest expense for the three months ended May 31, 2021 and 2019 was $1.894 and $1,714, respectively. Interest expense for the three months ended May 31, 2021 and 2019 was $5,721 and $6,834, respectively.

Certain officers and directors of the Company had paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $173,969 and $158,969 at May 31, 2021 and February 28, 2021, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the condensed consolidated balance sheets.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MAY 31, 2021

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

On March 01, 2021, the Company a private placement of its securities (the “2021 Offering”). The 2021 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.25. Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock. Warrants issued pursuant to the 2021 Offering entitled the holders to purchase shares of common stock for the price of $0.25 per share. The term of each warrant is for twenty-four months from date of issuance. Total proceeds of $2,570,925 was received with no issuance has been rendered to datre. Thus, the proceeds are classified as “Common Stock Payable” as of May 31, 2021. The Company intends to issue these shares sometime in the second to third quarter of its fiscal year.

Common stock retirement

On January 27, 2018, the former chairman of the Company’s board of directors and a current director of the Company’s board of directors each agreed to return 5,000,000 shares of the Company’s common stock for an aggregate total of 10,000,000 common shares for consideration of $Nil. The shares are held by the Company as authorized but unissued treasury shares as of May 31, 2021.

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

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MAY 31, 2021

NOTE 9 – WARRANTS - continued

The following is a summary of the Company’s warrants issued and outstanding:

	May 31, 2021		February 28, 2021
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,925,000	$.25	3,925,000	$.25
Issued	––	––	––	––
Exercised	––	––	––	––
Expired	(500,000)	––	(1,000,000)	––
Ending balance	2,425,000	$0.25	2,925,000	$.25

(a)	Weighted average exercise price per shares

The following table summarizes additional information about the warrants granted by the Company as of May 31, 2021 and February 28, 2021:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
July 10, 2017	500,000	500,000	.25	0.58
March 20, 2019	1,250,000	1,250,000	.25	0.80
April 17, 2019	675,000	675,000	.25	0.88
Total warrants	2,425,000	2,425,000	$.25	.77

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

MAY 31, 2021

NOTE 10 – OTHER MATTERS- Joint Venture - continued

Private Placement – Raul Factor

At February 28, 2021, the purchase price for the joint venture was expensed as it was determined that the joint venture was not viable. The Company is currently working on agreeable terms and conditions with the Parties to the failed joint venture and parties therein.

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

OFFICES

Our principal executive offices are located at 3825 Rockbottom, Henderson, Nevada. The Company’s telephone number is (702) 323-6455. Our website is www.quantum-e.com and is not part of this Quarterly Report.

Historical Operations

The Company originally incorporated as Boomers Cultural Development, Inc. (“Boomers”) on February 5, 2004, in the State of Nevada to be a service-oriented firm that would integrate the cultural interests of baby boomers with destination learning, by packaging onsite personal growth, education, and entertainment seminars with a variety of vacation destinations. On May 18, 2006, its name was changed to Quantum Energy, Inc. and business plans were changed to focus on the energy industry and in particular the oil and gas segments of the energy industry. From 2008 through 2010, the Company planned, when and if funding became available, to acquire high-quality oil and gas properties, primarily proven producing and proven undeveloped reserves as well as exploring low-risk development drilling and work-over opportunities with experienced, well-established operators. However, the anticipated funding opportunities did not materialize.

The business plan from 2008 to 2020 included our plan to develop, construct and operate a “state-of-the-art”, energy efficient, full slate oil refinery including a storage tank farm and associated facilities in Stoughton, Saskatchewan, Canada (the Stoughton Refinery”). In this regard, on August 2, 2016, the Company formed a Canadian subsidiary, Dominion Energy Processing Group, Inc. for purposes of the Pre-development work, construction and operation of the Stoughton Refinery.

The Company previously identified a 480-acre site in Stoughton Saskatchewan (the “Land”) on which it planned to construct the Stoughton Refinery. However, we never obtained the necessary funding to build the finery and so in 2020, it we gave up on that idea.

The Company partnered with and form a strategic alliance with Inductanc Energer Corporation in 2019 finding tactical advantages through solutions in mining, producing, trading, and manufacturing components and working instruments from rare earth metals and oxides. Within this alliance the two companies also found leadership and specialized talent advantages, thereby fulfilling the Company’s long past due SEC compliance and raising investors interest and awareness to the need and opportunity within the solving cost reduction rare earth production and manufacturing innovative devices for keeping up technology over the next era of energy supply and demand.

Current Business Strategy

On September 22, 2020 the Company entered into a joint development agreement with MP Special Purpose Corporation to enter into the business of mining and refining rare earth materials.

The Company developed a straightforward strategic and tactical business plan that could be executed around 3 basic business segments: Mining, Minerals and Magnets. These 3 segments would become a highly focused center of work for the Company.

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

Governmental Regulation

All of our contemplated operations and properties are and will be subject to extensive Canadian and U.S. federal, provincial, state and local environmental and health and safety regulations governing, among other things, the generation, storage, handling, use and transportation of rare earth minerals; the emission and discharge of materials into the environment; waste management. Our operations also require numerous permits and authorizations under various environmental and health and safety laws and regulations. Failure to comply with these permits or environmental laws generally could result in fines, penalties or other sanctions or a revocation of our permits. We will have to make significant capital and other expenditures related to environmental and health and safety compliance, including with respect to our air permits and the low-sulfur gasoline and ultra-low-sulfur diesel regulations.

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

Results of Operations

Three Months Ended May 31, 2021 Compared to Three Months Ended May 31, 2020.

Operating expenses for the three months ended May 31, 2021 was $4,854 compared to $56,145 for the three months ended May 31, 2020. The decrease in operating expenses was due to the fact that the Company had no cash to operate and therefore all activity ceased. Other income for the three months ended May 31, 2021 was $225,627 compared to $21,065 for the three months ended May 31, 2020. This increase in income was due to an increase in gain on derivative of $205,440.

Net Loss

Net income (loss) for the three months ended May 31, 2021 and 2019 was $220,773 and $(35,080), respectively. The increase in net income of $255,853 was due to the decrease in operating expenses of $51,291 and increase in gain on derivative of $205,440.

Three Months Ended May 31, 2021 Compared to Three Months Ended May 31, 2020.

Operating expenses for the three months ended May 31, 2021 was $4,854 compared to $231,123 for the three months ended May 31, 2020. The decrease in operating expenses was due to the fact that the Company had no cash to operate and therefore all activity ceased. Other expenses for the three months ended May 31, 2021 was $43,189 compared to $636,382 for the three months ended May 31, 2020. During the three months ended May 31, 2021 the Company had $-0- in bad debts, $21,972 loss on derivative for a convertible note payable, incurred $21,217 in interest expense and had $-0- in interest expense – warrants, compared to the three months ended May 31, 2020 the Company had $30,000 in bad debts, $114,736 loss on derivative for a convertible note payable, incurred $38,385 in interest expense and had $453,261 in interest expense – warrants.

Net Loss

Net loss for the three months ended May 31, 2021 and 2019 was $48,043 and $867,505, respectively. The decrease in loss of $819,462 was due to the decrease in operating expenses of $226,269 and the changes to other expenses as mentioned above.

Liquidity and Capital Resources:

As of May 31, 2021, our assets totaled $47 which consisted of cash. The Company's total liabilities were $960,773, which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, common stock payable, convertible note payable, derivative liability, promissory notes payable and promissory notes payable – related parties. As of May 31, 2021, the Company had an accumulated deficit of $12,458,898 and working capital deficit of $960,726.

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

Cash (Used in) Operating Activities

Net cash used in operating activities for the three months ended May 31, 2021 and 2020 were $-0- and $212,497, respectively. The decrease amount was attributed to interest expense on convertible note warrants and loss on derivative.

Cash from Investing Activities

Net cash used in investing activities was $-0- and $150,000 for the three months ended May 31, 2021 and 2019, respectively.

Cash from Financing Activities

Net cash provided by financing activities was $-0- for the three months ended May 31, 2021, and was $370,014 for three months ended May 31, 2020, which was all due to cash received from notes payable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021.

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

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material affect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of May 31, 2021, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended May 31, 2021 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

QUANTUM ENERGY, INC.

Date:	7/27/2021	By:	/s/ HARRY EWERT
CEO