Form 10-Q
period 2021-08-31
QUANTUM ENERGY INC.
filed 2021-10-18
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 333-225892

Quantum Energy, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0428608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3805 Rockbottom North Las Vegas, NV	89030
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 702-323-6455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.001 Par Value	QEGY	OTC.PK

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of August 31, 2021 was approximately 48,491,485.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

		February 28,
	August 31,	2021
	2021	(Restated)

ASSETS
Current Assets
Cash	$4,875,889	$1,969,508
Stock Buyback Account	90,296	—
Work in Progress	179,336	—

Total Current Assets	5,145,521	1,969,508

Deposits - Related Party	7,530,000	1,200,000

Total Assets	$12,675,521	$3,169,508

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$136,522	$220,140
Accounts Payable and Accrued Expenses - Related Parties	326,889	305,170
Deferred Revenue - Related Parties	1,149,671	—
Common Stock Payable	200,000	200,000
Convertible Note Payable	—	67,500
Derivative Liability	—	116,399
Promissory Notes Payable	76,305	76,305
Promissory Notes Payable - Related Parties	106,015	106,015

Total Current Liabilities	845,731	1,091,529

Total Liabilities	845,731	1,091,529

Stockholders' Equity
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 49,491,485 and 48,491,485 Issued and Outstanding, Respectively	49,491	48,491
Common Stock Subscribed	14,972,604	3,619,828
Additional Paid-In-Capital	11,129,944	11,449,681
Accumulated Deficit	(14,321,282)	(13,040,021)
Treasury Stock - 967,567 Shares at Par $0.001	(967)	—

Total Stockholders' Equity	11,829,790	2,077,979

Total Liabilities and Stockholders' Equity	$12,675,521	$3,169,508

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020

Operating Expenses
General and Administrative	$444,095	$—	$779,234	$—
Professional Fees	302,596	—	635,686	—

Total Operating Expenses	746,691	—	1,414,920	—

Loss Before Other Income and (Expense)	(746,691)	—	(1,414,920)	—

Other Income and (Expense)
Gain on Debt Settlement	—	—	140,395	—
Loss on Derivative	—	(275,097)	—	(254,656)
Interest Expense	(3,368)	(6,780)	(6,736)	(14,159)

Total Other Income and (Expense)	(3,368)	(281,877)	133,659	(268,815)

Income (Loss) Before Income Tax Expense	(750,059)	(281,877)	(1,281,261)	(268,815)

Income Tax Expense	—	—	—	—

Net Loss for the Period	$(750,059)	$(281,877)	$(1,281,261)	$(268,815)

Weighted Average Number of Common Shares -
Basic and Diluted	49,415,398	48,491,485	48,953,442	48,491,485

Net Loss for the Period Per Common Shares -
Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended August 31,	2021	2020

Cash Flows from Operating Activities

Net Loss for the Period	$(1,281,261)	$(268,815)

Non-Cash Adjustments:
Loss on Derivative	—	254,656
Gain on Debt Settlement	(140,395)	—
Changes in Assets and Liabilities:
Stock Buyback Account	(90,296)	—
Work in Progress	(179,336)	—
Accounts Payable and Accrued Expenses	(59,622)	14,159
Accounts Payable and Accrued Expenses - Related Parties	21,719	—

Net Cash Flows Used In Operating Activities	(1,729,191)	—

Cash Flows from Investing Activities
Cash Purchase of Treasury Stock	(559,704)	—
Deposits - Related Party	(6,330,000)	—

Net Cash Flows Used In Investing Activities	(6,889,704)	—

Cash Flows from Financing Activities
Cash Received for Common Stock Subscriptions	11,592,776	—
Repayment of Convertible Note Payable	(67,500)	—

Net Cash Flows Provided By Financing Activities	11,525,276	—

Net Change in Cash	2,906,381	—

Cash - Beginning of Period	1,969,508	47

Cash - End of Period	$4,875,889	$47

Cash Paid During the Period for:
Interest	$2,500	$—
Income Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2021 AND 2020 - UNAUDITED

	Common Stock		Common	Additional		Treasury Stock		Total
	$0.001 Par		Stock	Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended August 31, 2020	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Deficit

Balance - June 1, 2020	48,491,485	$48,491	$—	$11,449,681	$(12,397,793)	—	$—	$(899,621)

Net Income for the Period	—	—	—	—	(281,877)	—	—	(281,877)

Balance - August 31, 2020	48,491,485	$48,491	$—	$11,449,681	$(12,679,670)	—	$—	$(1,181,498)

	Common Stock		Common	Additional		Treasury Stock		Total
	$0.001 Par		Stock	Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended August 31, 2021	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Deficit

Balance - June 1, 2021	48,491,485	$48,491	$6,220,170	$11,449,681	$(13,571,223)	—	$—	$4,147,119

Common Stock Subscriptions	—	—	8,992,434	—	—	—	—	8,992,434

Common Stock Issued from Subscriptions	1,000,000	1,000	(240,000)	239,000	—	—	—	—

Cash Purchase of Treasury Stock	—	—	—	(558,737)	—	967,567	(967)	(559,704)

Net Loss for the Period	—	—	—	—	(750,059)	—	—	(750,059)

Balance - August 31, 2021	49,491,485	$49,491	$14,972,604	$11,129,944	$(14,321,282)	967,567	$(967)	$11,829,790

	Common Stock		Common	Additional		Treasury Stock		Total
	$0.001 Par		Stock	Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Six Months Ended August 31, 2020	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2020	48,491,485	$48,491	$—	$11,449,681	$(12,410,855)	—	$—	$(912,683)

Net Loss for the Period	—	—	—	—	(268,815)	—	—	(268,815)

Balance - August 31, 2020	48,491,485	$48,491	$—	$11,449,681	$(12,679,670)	—	$—	$(1,181,498)

	Common Stock		Common	Additional		Treasury Stock		Total
	$0.001 Par		Stock	Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Six Months Ended August 31, 2021	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2021	48,491,485	$48,491	$3,619,828	$11,449,681	$(13,040,021)	—	$—	$2,077,979

Common Stock Subscriptions	—	—	11,592,776	—	—	—	—	11,592,776

Common Stock Issued from Subscriptions	1,000,000	1,000	(240,000)	239,000	—	—	—	—

Cash Purchase of Treasury Stock	—	—	—	(558,737)	—	967,567	(967)	(559,704)

Net Loss for the Period	—	—	—	—	(1,281,261)	—	—	(1,281,261)

Balance - August 31, 2021	49,491,485	$49,491	$14,972,604	$11,129,944	$(14,321,282)	967,567	$(967)	$11,829,790

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2021

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the February 28, 2021 audited financial statements and the unaudited condensed consolidated financial statements as of August 31, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended February 28, 2021 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended August 31, 2021, are not necessarily indicative of the results of operations expected for the year ending February 28, 2022.

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

AUGUST 31, 2021

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2021 and February 28, 2021, respectively.

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

At August 31, 2021 and February 28, 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

AUGUST 31, 2021

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

Reclassifications

In the prior accompanying unaudited financial statements Investments – IEC have been reclassified to Deposits – Related Party. These reclassifications had no effect on previously reported financial statements. See Note 5.

NOTE 3 – GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of August 31, 2021 and February 28, 2021, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at August 31, 2021 and February 28, 2021. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of August 31, 2021 and February 28, 2021, respectively, would be as follows:

	August 31, 2021	February 28, 2021
Warrants	2,425,000	2,925,000
TOTAL POSSIBLE DILUTION	2,425,000	3,925,000

At August 31, 2021 and February 28, 2021, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

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

AUGUST 31, 2021

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

Stock Buyback Account

The Company is holding $90,296 in a separate investment account specifically for the use in buying back additional treasury stock at market rates.

Work in Progress

Work in progress consists of partially manufactured and raw rare earth metal products used in production in the amount of $179,336 at August 31, 2021.

Deposits – Related Party

Deposits – Related Party consist of deposits made to a related party that share board members of the Company.  A with a letter of intent signed on October 12,2021 calls for the purchase of shares of common stock of the related party to obtain a majority stake at $2.10 for up to eighteen (18) months with closing on December 15, 2022.  The letter of intent is non-binding and if the majority shares are not obtained the deal is terminated and the money is refunded.  Hence, the classification of deposits of $7,530,000 at August 31, 2021.  The Company is expecting to acquire majority ownership by the closing date.

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	August 31, 2021	February 28 2021
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325	3,325
8% unsecured notes payable - October 2019, due on demand	65,000	65,000

Total Notes Payable	$76,305	$76,305

Interest expense for the three months ended August 31, 2021 and 2020 was $1,455 and $1,453, respectively. Interest expense for the six months ended August 31, 2021 and 2020 was $2,910 and $2,906, respectively.

Convertible note payable consists of one note payable in the amount of $-0- and $67,500 at August 31, 2021 and February 28, 2021, respectively. The note which was issued in April 2019 for $45,000 accrued interest at an annual rate of 12% and matured in April 2020. In the event of default, the note principal is increased by 150% times the outstanding principal and provides for default interest at 22%. The conversion option expired on October 7, 2020.

On June 18, 2019, the Company received a default notice from Power Up stating that the Company was in default under the Power Up Note because, among other reasons, the Company failed to comply with the reporting requirements of the Securities Exchange Act of 1934 as required by the Note, and therefore accelerating the terms of the Power Up Note and demanding that the Company pay the default sum of $67,500 together with accrued interest and accrued default interest with respect to the Power Up Note. The Company reached a settlement of this matter with Power Up as of April 2021 in the amount of $70,200. Included in gain on debt conversion of $140,395 for the six months ended August 31, 2021, is $23,996 of accrued interest that was not paid and $116,399 of derivative liability.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2021

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	August 31, 2021	February 28, 2021
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	60,000
6% unsecured note payable – April 2019, due on demand	15,825	15,825
6% unsecured note payable – April 2019, due on demand	15,890	15,890
8% unsecured note payable - October 2019, due on demand	10,000	10,000
TOTAL	$106,015	$106,015

Interest expense for the three months ended August 31, 2021 and 2020 was $1,913 and $1,614, respectively. Interest expense for the six months ended August 31, 2021 and 2020 was $3,826 and $3,827, respectively.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute. There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at August 31, 2021 and February 28, 2021 were $107,868 and $17,868, respectively.

Certain officers, directors and other related parties of the Company have paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $198,801 and $197,302 at August 31, 2021and February 28, 2021, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the consolidated balance sheets.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2021

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

Treasury Stock

During the six months ended August 31, 2021 the Company bought back 967,567 shares of its stock in the amount of $559,704 and placed it in treasury.

NOTE 9 - WARRANTS

The following is a summary of the Company’s warrants issued and outstanding:

	August 31, 2021		February 28, 2021
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,925,000	$.25	3,925,000	$.25
Issued	––	––	––	––
Exercised	––	––	––	––
Expired	(500,000)	––	(1,00,000)	––
Ending balance	2,425,000	$0.25	3,925,000	$.25

(a)	Weighted average exercise price per shares

The following table summarizes additional information about the warrants granted by the Company as of August 31, 2021 and February 28, 2021:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
July 10, 2017	500,000	500,000	.25	.27
March 20, 2019	1,250,000	1,250,000	.25	.55
April 17, 2019	675,000	675,000	.25	.63
Total warrants	2,425,000	2,425,000	$.25	.52

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2021

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

AUGUST 31, 2021

NOTE 10 – OTHER MATTERS- Joint Venture - continued

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

Private Placement – Raul Factor – continued

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

NOTE 10 – CONCENTRATIONS

For the three and six months ended August 31, 2021 the Company’s deferred revenues were with three (3) customers and all were related parties.

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

OFFICES

Our principal executive offices are located at 3805 Rockbottom, Henderson, Nevada. The Company’s telephone number is (877) 355-1277. Our website is www.qegy.energy and is not part of this Quarterly Report.

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

The Company partnered with and form a strategic alliance with Inductance Energy Corporation in 2019 finding tactical advantages through solutions in mining, producing, trading, and manufacturing components and working instruments from rare earth metals and oxides. Within this alliance the two companies also found leadership and specialized talent advantages, thereby fulfilling the Company’s long past due SEC compliance and raising investors interest and awareness to the need and opportunity within the solving cost reduction rare earth production and manufacturing innovative devices for keeping up technology over the next era of energy supply and demand.

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

Results of Operations

Three Months Ended August 31, 2021 Compared to Three Months Ended August 31, 2020.

Operating expenses for the three months ended August 31, 2021 was $746,691 compared to $-0- for the three months ended August 31, 2020. The increase in operating expenses was due to the fact that the Company had cash available and therefore was able to resume operations and their SEC filings. Other expense for the three months ended August 31, 2021 was $3,368 compared to $281,877 for the three months ended August 31, 2020. This decrease in other expense was due to a decrease in losses on derivatives of $275,097.

Net Loss

Net loss for the three months ended August 31, 2021 and 2020 was $750,059 and $281,877, respectively. The increase in net loss of $468,182 was due to the increase in operating expenses of $746,691 and decrease in losses on derivatives of $275,097.

Six Months Ended August 31, 2021 Compared to Six Months Ended August 31, 2020.

Operating expenses for the six months ended August 31, 2021 was $1,414,920 compared to $-0- for the six months ended August 31, 2020. The increase in operating expenses was due to the fact that the Company had cash available and therefore was able to resume operations and their SEC filings. Other income and (expenses) for the six months ended August 31, 2021 was $133,659 compared to ($268,815) for the six months ended August 31, 2020. During the six months ended August 31, 2021 the Company had $140,395 in gain on debt settlement and ($6,736) in interest expense, compared to the six months ended August 31, 2020, where the Company had $-0- in gain on debt settlement, $(254,656)a loss on derivative for a convertible note payable, and incurred ($14,159) in interest expense

Net Loss

Net loss for the six months ended August 31, 2021 and 2019 was $1,281,261 and $268,815, respectively. The increase in loss of $1,012,446 was due to the increase in operating expenses of $1,414,920 and the changes to other income and (expenses) as mentioned above.

Liquidity and Capital Resources:

As of August 31, 2021, our assets totaled $13,734,896 which consisted of $4,875,889 in cash, $1,149,671 accounts receivable, $179,336 in deferred cost of sales and $7,530,000 in deposits - related party. The Company's total liabilities were $1,995,402, which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, common stock payable, deferred revenue – related parties, common stock payable, promissory notes payable and promissory notes payable – related parties. As of August 31, 2021, the Company had an accumulated deficit of $14,321,282 and working capital deficit of $11,739,494

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended August 31, 2021 and 2020 was $1,638,895 and $-0-, respectively. The increase in the amount used was attributed to the resumption of operations.

Cash from Investing Activities

Net cash used in investing activities was $6,980,000 and $-0- for the six months ended August 31, 2021 and 2020, respectively due to the purchase of treasury stock of $650,000 and deposits to a related party of $6,330,000.

Cash from Financing Activities

Net cash provided by financing activities was $11,525,276 and $-0- for the six months ended August 31, 2021 and 2020, respectively, which was due to cash received from the sale of common stock of $11,592,776, and repayment of a convertible note in the amount of $67,500.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021.

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

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of August 31, 2021, our Company’s internal control over financial reporting was not effective based on present Company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended August 31, 2021 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

On June 7, 2021 the Company issued 1,000,000 shares of its common stock in consideration for cancellation of a debt in the amount of $190,000.00. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances.  In addition, the transferees of the common stock represented that they had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act.

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

QUANTUM ENERGY, INC.

Date:	10/14/2021	By:	/s/ HARRY EWERT
CEO