Form 10-K/A
period 2021-02-28
QUANTUM ENERGY INC.
filed 2021-12-15
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/Amendment No. 2

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

Explanatory Note

This Amendment is being filed to restate the financial statements (See Footnote 12 to the financial statements) and to correct certain outdated information.

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

Refining rare earth materials from used magnets, fly ash and fly bottom waste streams, and coal reserves range in difficulty from very simple, to a chemical processes commonly called ion exchange, and precipitation. Both practices have been in place for many decades, worldwide, and are still used to this day for most mining recovery operations in addition to these 2 common practices, membrane recovery, similar to reverse osmosis, is finding favor by a wide variety of professionals, in many geographic areas. W

The reprocessing of waste stream magnets whether ferrite (iron), or rare earth, such as neodymium iron boron magnets, is a relatively simple process where the waste material is pulverized to approximately 80 mesh (177 microns), then re-blended into the required recipe, and then reformed in, to produce a value-added product. a choice of several different processes.

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

Results of Operations

Year Ended February 28, 2021 Compared to Year Ended February 29, 2020.

Operating expenses for the year ended February 28, 2021 were $622,696 compared to $234,359 for the year ended February 28, 2020. The increase in operating expenses was due to the fact that the Company had no cash to operate in the year ended February 29, 2020. Therefore, professional fees and general and administrative expenses increased by $302,641. Management and consulting fees increased by $86,584 for the year ended February 28, 2021. Other expenses for the year ended February 28, 2021 were $6,814,746 compared to $817,189 for the year ended February 29, 2020. During the year ended February 28, 2021 the Company had $-0- in bad debts, $6,808,276 in unrealized loss common stock payable, $21,787 gain on derivative for a convertible note payable, incurred $28,257 in interest expense and had $-0- in interest expense – warrants, compared to the year ended February 29, 2020 when the Company had $30,000 in bad debts, $138,185 loss on derivative for a convertible note payable, incurred $45,743 in interest expense, $453,261 in interest expense – warrants and $150,000 in joint venture write off.

Net Loss

Net loss for the years ended February 28, 2021 and February 29, 2020 was $7,437,442 and $1,051,548, respectively. The increase in loss of $6,385,894 was due to the increase in operating expenses of $388,337 and the increase to other expenses as mentioned above in the amount of $5,997,557.

Liquidity and Capital Resources:

As of February 28, 2021, our assets totaled $3,169,508 which consisted of cash of $1,969,508 and $1,200,000 of deposits – related party.  The Company's total liabilities were $11,519,633, which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, common stock payable, convertible note payable, derivative liability, promissory notes payable and promissory notes payable – related parties. As of February 28, 2021, the Company had an accumulated deficit of $19,848,297 and working capital deficit of $9,550,125.

Cash (Used in) Operating Activities

Net cash used in operating activities for the year ended February 28, 2021 and February 29, 2020 was $210,367 and $206,571, respectively. The increase amount was attributed to common stock subscribed for rent of $240,000, unrealized loss common stock agreements of $6,808,276, gain on derivative of $21,787, increases to accounts payable of $72,253 and accounts payable -related parties of $128,333.

Cash from Investing Activities

Net cash used in investing activities was $1,200,000 which were deposits – related party compared to the year ended February 28, 2021 which was an investment in joint venture of $150,000.

Cash from Financing Activities

Net cash provided by financing activities was $3,379,828 for the year ended February 28, 2021 which was proceeds from stock subscription compared to $355,040 for year ended February 29, 2020 which was all due to cash received from notes payable.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

October 26, 2021, except for the effects on the financial statements of the restatement described in Note 12, as to which the date is December 9, 2021

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	February 28,	February 29,
	2021	2020
	(Restated)

ASSETS
Current Assets
Cash	$1,969,508	$47

Total Current Assets	1,969,508	47

Deposits - Related Party	1,200,000	—

Total Assets	$3,169,508	$47

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$220,140	$147,888
Accounts Payable and Accrued Expenses - Related Parties	305,170	176,837
Common Stock Payable - for Contracts/Agreements	1,500,000	200,000
Common Stock Payable - Deposits Received on Subscription Agreements	9,128,104	—
Convertible Note Payable	67,500	67,500
Derivative Liability	116,399	138,185
Promissory Notes Payable	76,305	76,305
Promissory Notes Payable - Related Parties	106,015	106,015

Total Current Liabilities	11,519,633	912,730

Total Liabilities	11,519,633	912,730

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 48,491,485 Issued and Outstanding, Respectively	48,491	48,491
Additional Paid-In-Capital	11,449,681	11,449,681
Accumulated Deficit	(19,848,297)	(12,410,855)

Total Stockholders' Deficit	(8,350,125)	(912,683)

Total Liabilities and Stockholders' Deficit	$3,169,508	$47

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28,	February 29,
	2021	2020
	(Restated)

Operating Expenses
Advertising and Marketing	$—	$888
Management Fees and Consulting	98,334	11,750
General and Administrative	240,467	37,791
Professional Fees	283,895	183,930

Total Operating Expenses	622,696	234,359

Other (Income) and Expenses
Bad Debts	—	30,000
Unrealized Loss Common Stock Payable	6,808,276	—
(Gain) Loss on Derivative	(21,787)	138,185
Interest Expense	28,257	45,743
Interest Expense - Warrants	—	453,261
Joint Venture - Write Off	—	150,000

Total Other (Income) and Expenses	6,814,746	817,189

Loss Before Income Tax Expense	(7,437,442)	(1,051,548)

Income Tax Expense	—	—

Net Loss	$(7,437,442)	$(1,051,548)

Weighted Average Number of Common Shares - Basic and Diluted	48,491,485	48,491,485

Net Loss Per Common Shares - Basic and Diluted	$(0.15)	$(0.02)

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28,	February 29,
	2021	2020
	(Restated)

Cash Flows from Operating Activities

Net Loss	$(7,437,442)	$(1,051,548)

Non-Cash Adjustments:
Common Stock Subscribed for Rent	240,000	—
Bad Debts	—	30,000
Unrealized Loss Common Stock Payable	6,808,276	—
Deposits Written Off	—	7,822
(Gain) Loss on Derivative	(21,787)	138,185
Interest on Default of Convertible Note	—	22,500
Interest Expense on Convertible Note Warrants	—	453,261
Joint Venture - Write Off	—	150,000
Changes in Assets and Liabilities:
Notes Receivable	—	(30,000)
Accounts Payable and Accrued Expenses	72,253	79,557
Accounts Payable and Accrued Expenses - Related Parties	128,333	(6,348)

Net Cash Flows Used In Operating Activities	(210,367)	(206,571)

Cash Flows from Investing Activities
Investment in Joint Venture	—	(150,000)
Deposits - Related Party	(1,200,000)	—

Net Cash Flows Used In Investing Activities	(1,200,000)	$(150,000.00)

Cash Flows from Financing Activities
Proceeds from Notes Payable	—	68,325
Proceeds from Stock Subscription	3,379,828	200,000
Cash Proceeds Received from Convertible Note Payable	—	45,000
Proceeds from Notes Payable - Related Parties	—	41,715

Net Cash Flows Provided by Financing Activities	3,379,828	355,040

Net Change in Cash	1,969,461	(1,531)

Cash - Beginning of Year	47	1,578

Cash - End of Year	$1,969,508	$47

Cash Paid During the Year for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2019	48,491,485	$48,491	$10,996,420	$(11,359,307)	$(314,396)

Value of Warrants for Convertible Note	—	—	453,261	—	453,261

Net Loss	—	—	—	(1,051,548)	(1,051,548)

Balance - February 29, 2020	48,491,485	48,491	11,449,681	(12,410,855)	(912,683)

Net Loss - (Restated)	—	—	—	(7,437,442)	(7,437,442)

Balance - February 28, 2021 - (Restated)	48,491,485	$48,491	$11,449,681	$(19,848,297)	$(8,350,125)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES – continued

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of February 28, 2021 and February 29, 2020, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets and consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at February 28, 2021 and February 29, 2020. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

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

NOTE 5 – OTHER ASSETS – continued

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

Deposits – Related Party

Deposits – Related Party consist of deposits made to a related party that share board members of the Company.  A letter of intent signed on October 12, 2021 calls for the purchase of shares of common stock of the related party to obtain a majority stake at $2.10 for up to eighteen (18) months with closing on December 15, 2022.  The letter of intent is non-binding and if the majority shares are not obtained the deal is terminated and the money is refunded.  Hence, the classification of deposits of $1,200,000 at February 28, 2021.  The Company is expecting to acquire majority ownership by the closing date.

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

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE – continued

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

Certain officers, directors and other related parties of the Company have paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $197,302 and $158,969 at February 28, 2021and February 29, 2020, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the consolidated balance sheets.

NOTE 8 – COMMON STOCK PAYABLE

Common Stock Payable – for Contracts/Agreements

Common stock payable for contracts/agreements consist of 1 million shares owed to Raul Factor per the joint venture agreement (Note 11) and 1 million shares owed to landlord for rent.  The shares value was based on the market price of the Company’s common stock of $0.75 on February 28, 2021.  The difference between the cost at the agreement date and the market value at February 28, 2021 of $1,060,000 is included in unrealized loss common stock payable on the statement of operations for the year ended February 28 ,2021.

Common Stock Payable – Deposits Received on Subscriptions Agreements

Common stock payable for deposits received on stock subscription agreements consist of 12,170,806 shares owed to various investors who have paid for these shares.  The shares value was based on the market price of the Company’s common stock of $0.75 on February 28, 2021. The difference between the cost at the agreement date and the market value at February 28, 2021 of $5,748,276 is included in unrealized loss common stock payable on the statement of operations for the year ended February 28 ,2021.

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

NOTE 11 – OTHER MATTERS- Joint Venture

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

NOTE 11 – OTHER MATTERS- Joint Venture - continued

Pursuant to these two License and Operating Agreements, the principals of Raul Factor BV agreed to provide an aggregate of $200,000 (USD) to purchase an aggregate of 1,000,000 units of Quantum at a price of $0.20 per Unit, (for an aggregate of 1,000,000 shares of the Company’s common stock plus 18 month warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at a price of $0.25 per share. Pursuant to these transactions, the Company agreed to use $150,000 of the proceeds from the sale of the Units to purchase the distribution rights of EES-E and EETC and in turn the Company would assign such distribution rights to EES-E and EETC respectively. Also, Raul Factor agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements. At the date of this report, while the $200,000 was received from Raul Factor, the stock has yet to be issued. As of February 28, 2021 the stock was valued at $750,000 utilizing the closing price on February 28, 2021.

Also, as part of the transactions contemplated by these agreements: (i) the stock purchase warrant issued on November 20, 2016, to Kevin Holinaty to purchase 500,000 shares of the Company’s common stock (“Warrant No. 002”) was amended to extend the exercise period of the warrant through May 19, 2021 and to change the exercise price to $0.25 per share; (ii) the stock purchase warrant issued to Kevin Holinaty issued on June 9, 2017, and amended on March 15, 2018, to purchase 250,000 shares of the Company’s common stock (“Warrant No. 003”) was amended to extend the exercise period to December 9, 2021, and to change the exercise price to $0.25 per share; (iii) the stock purchase warrant issued to Haaye de Jong to purchase 250,000 shares of the Company’s common stock was amended to extend the exercise period to December 9, 2021, and to change the exercise price to $0.25 per share; (iv) the Company issued a warrant to Kevin Holinaty to purchase 500,000 shares of the common stock at a price of $0.25 per share, which warrant has an exercise period until December 20, 2020; (v) the Company issued a warrant to Haaye de Jong to purchase 500,000 shares of the common stock at a price of $0.25 per share, which warrant has an exercise period until December 20, 2020. (See Note 10).

The sale of the Units and the warrants to Kevin Holinaty and Haaye de Jong, the principals of Raul Factor, who have represented that they are “accredited investors” and non-U.S. citizens and in offshore transactions, was made in reliance on Rule 506 of Regulation D and on Regulation S.

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued financial statements as of February 28, 2021 to correct accounting errors caused by a change in personnel and related miscommunication within the Company, which caused the Company’s assets, liabilities and operating expenses for the period to be understated.

The following tables summarize the effect of the restatement on the specific items presented in our previously reported financial statements:

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEET

	February 28,		February 28,
	2021		2021
	(As Filed)	Adjustments	(As Restated)

ASSETS
Current Assets
Cash	$47	$1,969,461	$1,969,508

Total Current Assets	47	1,969,461	1,969,508

Deposits - Related Party	—	1,200,000	1,200,000

Total Assets	$47	$3,169,461	$3,169,508

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$220,140	$—	$220,140
Accounts Payable and Accrued Expenses - Related Parties	343,770	(38,600)	305,170
Common Stock Payable - for Contracts/Agreements	200,000	1,300,000	1,500,000
Common Stock Payable - Deposits Received on Subscription Agreements	—	9,128,104	9,128,104
Convertible Note Payable	67,500	—	67,500
Derivative Liability	116,399	—	116,399
Promissory Notes Payable	76,305	—	76,305
Promissory Notes Payable - Related Parties	106,015	—	106,015

Total Current Liabilities	1,130,129	10,389,504	11,519,633

Total Liabilities	1,130,129	10,389,504	11,519,633

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 48,491,485 Issued and Outstanding, Respectively	48,491	—	48,491
Additional Paid-In-Capital	11,449,681	—	11,449,681
Accumulated Deficit	(12,628,254)	(7,220,043)	(19,848,297)

Total Stockholders' Deficit	(1,130,082)	(7,220,043)	(8,350,125)

Total Liabilities and Stockholders' Deficit	$47	$3,169,461	$3,169,508

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended	February 28,		February 28,
	2021		2021
	(As Filed)	Adjustments	(Restated)

Operating Expenses
Advertising and Marketing	$—	$—	$—
Management Fees and Consulting	98,334	—	98,334
General and Administrative	—	240,467	240,467
Professional Fees	112,595	171,300	283,895

Total Operating Expenses	210,929	411,767	622,696

Other (Income) and Expenses
Bad Debts	—	—	—
Unrealized Loss Common Stock Payable	—	6,808,276	6,808,276
Gain on Derivative	(21,787)	—	(21,787)
Interest Expense	28,257	—	28,257
Interest Expense - Warrants	—	—	—
Joint Venture - Write Off	—	—	—

Total Other (Income) and Expenses	6,470	6,808,276	6,814,746

Loss Before Income Tax Expense	217,399	7,220,043	7,437,442

Income Tax Expense	—	—	—

Net Loss	$217,399	$7,220,043	$7,437,442

Weighted Average Number of Common Shares -
Basic and Diluted	48,491,485		48,491,485

Net Loss Per Common Shares -
Basic and Diluted	$0.00		$0.15

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	February 28,		February 28,
For the Year Ended	2021		2021
	(As Filed)	Adjustments	(Restated)

Cash Flows from Operating Activities

Net Loss	$(217,399)	$(7,220,043)	$(7,437,442)

Non-Cash Adjustments:
Common Stock Subscribed for Rent	—	240,000	240,000
Bad Debts	—	—	—
Unrealized Loss Common Stock Payable	—	6,808,276	6,808,276
Deposits Written Off	—	—	—
Gain on Derivative	(21,787)	—	(21,787)
Interest on Default of Convertible Note	—	—	—
Interest Expense on Convertible Note Warrants	—	—	—
Joint Venture - Write Off	—	—	—
Changes in Assets and Liabilities:
Notes Receivable	—	—	—
Accounts Payable and Accrued Expenses	72,253	—	72,253
Accounts Payable and Accrued Expenses - Related Parties	166,933	(38,600)	128,333

Net Cash Flows Used In Operating Activities	—	(210,367)	(210,367)

Cash Flows from Investing Activities
Investment in Joint Venture	—	—	—
Deposits - Related Party	—	(1,200,000)	(1,200,000)

Net Cash Flows Used In Investing Activities	—	(1,200,000)	(1,200,000)

Cash Flows from Financing Activities
Proceeds from Notes Payable	—	—	—
Proceeds from Stock Subscription	—	3,379,828	3,379,828
Cash Proceeds Received from Convertible Note Payable	—	—	—
Proceeds from Notes Payable - Related Parties	—	—	—

Net Cash Flows Provided by Financing Activities	—	3,379,828	3,379,828

Net Change in Cash	—	1,969,461	1,969,461

Cash - Beginning of Year	47	—	47

Cash - End of Year	$47	$1,969,461	$1,969,508

Cash Paid During the Year for:
Interest	$—		$—
Income Taxes	$—		$—

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEAR ENDED FEBRUARY 28, 2021

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
As Filed	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2020	48,491,485	$48,491	$11,449,681	$(12,410,855)	$(912,683)

Net Loss - (As Filed)	—	—	—	(217,399)	(217,399)

Balance - February 28, 2021 - (As Filed)	48,491,485	$48,491	$11,449,681	$(12,628,254)	$(1,130,082)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
As Restated	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2020	48,491,485	$48,491	$11,449,681	$(12,410,855)	$(912,683)

Net Loss - (Restated)	—	—	—	(7,437,442)	(7,437,442)

Balance - February 28, 2021 - (Restated)	48,491,485	$48,491	$11,449,681	$(19,848,297)	$(8,350,125)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management’s Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his/her successor is elected and qualified, or until their earlier resignation or removal. The following table sets forth certain information as of February 28, 2021, regarding the directors and executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

Name	Age	Position

Robert Henry	50	Director
Harry Ewert	61	Director and CEO
William Hinz	76	Director and Chairman
Douglas C. Bean	56	Director and Treasurer
Anthony Ker	65	Director and Secretary
Jeffrey Mallmes	64	Director
William Westbrook	45	Chief Financial Officer

Robert Henry – Director

Mr. Henry has over 30 years’ experience in various executive positions at both Fortune 100 companies as well as in several smaller and start up organizations. He has served these entities as Director, Vice-President, President and Owner. Mr. Henry’s primary expertise is in transportation and logistics. Mr. Henry has led projects internationally in Kuwait, Abu Dhabi and Dubai, as well as large to mid-size oil and gas projects in North Dakota and Minnesota. In the past, he has worked for several different railroads, including the Union Pacific Railroad, BNSF Railway, Arkansas & Missouri Railroad and Twin Cities & Western Railroad. He worked as a consultant, leading the rail practice for Wilbur Smith, who later merged with CDM to become CDM Smith. Mr. Henry was project manager and worked on State Rail Plans and passenger rail capability plans for state departments of transportation.

Harry Ewert – Director and CEO

Mr. Ewert has spent the past 35+ years in senior leadership roles across the technology sector as owner, director, president, and chief operating officer. Mr. Ewert brings expertise in guiding global and national organizations (such as IKON and Ricoh USA) in creative and practical business methods. These collective experiences have resulted in significant participation across private equity and commercial real estate.

William Hinz – Director and Chairman

Mr. Hinz became a director and chairman of the board on February 28, 2021. He brings more than 40 years of senior executive experience due to his experience as chairman, CEO, corporate director and president for several global companies.

Prior to joining Quantum, Mr. Hinz served as CEO of Easy Energy Systems Inc. from April 2010 to 2011. From 2011 to 2014 he served as CEO of TrailerPro Technologies,. CEO and chairman of HB-Medtek (TASE) Inc., Executive Vice President of Operations and then President of Stolper-Fabralloy Company, Group President and CEO of Triumph Aerospace. Mr. Hinz’ career began at AlliedSignal Aerospace (now Honeywell) where he rose through the ranks to hold various executive level positions from Senior VP of Repair & Overhaul, President & CEO of European Operations, and finally President and CEO of Aerospace.

Mr. Hinz spent most of his career in the aerospace and medical industries. From 2007 to 2014, he served as chairman and platform leader of the aerospace and automotive industries for a New York based private equity firm focused on the acquisition and turnaround of US based manufacturers, such as MD Helicopters, American LaFrance, and Global Automotive Systems. Mr. Hinz attended the University of Tennessee, located in Knoxville Tennessee in 1966, and he attended the University of Phoenix from 1985 to 1987.

Douglas C. Bean – Director and Treasurer

Mr. Bean has served as a director of the Company since November, 2020. He also currently serves as Executive Vice President & Co-Founder of Inductance Energy Corporation, a corporation located in Cody, Wyoming. Mr. Bean is a Co-Founder & Manager of WYO TECH Investment Group, LLC, a Wyoming company where he worked from 2016 to the present. His eclectic career has utilized his talents while employed by Hilton Hotels & Mirage Resorts as a Credit & International Marketing Executive for over 10 years from 1989 to 2000. While at Hilton Mr. Bean was primarily responsible for developing business from a Japan, Thailand, & Malaysia customer base; as well as USA domestic clients. From 2005 to 2006, Mr. Bean served as a Marketing Director for World Financial Group within the AEGON Companies. Mr. Bean attended Brigham Young University and the University of Nevada at Las Vegas.

Anthony Ker – Director and Secretary

Mr. Ker has served as director of the Company from 2020 to the present. From 2015 to the present, he has also served as CFO at Ridgeline Canada Inc., an environmental services company that provides consulting services to the Oil and Gas industry. Mr. Ker became a director of the company in 2015 and he has worked at Ridgeline since 2015. Since 2012, Mr. Ker has also served as Interim CEO/Director of RDX Technologies, Inc., a publicly traded water treatment company. Mr. Ker is a director of Inductance Energy Corporation, and he has held this position since 2018. Inductance Energy is developing efficient energy sources using magnetic propulsion technology. Prior to these positions, Mr. Ker held various leadership positions as Director of search minerals (Rare Earth Exploration and mine development), CEO at Gryphon Gold Corporation (Gold mining), Transcontinental Printing Inc., National Gold Corporation (EVP, Gold mining), International Forest Products and Weldwood of Canada. Mr. Ker earned a Bachelor of Science degree in Forestry from the University of British Columbia in 1979.

William Westbrook – Chief Financial Officer

William Westbrook has served as the Chief Financial Officer of Quantum since December 9, 2020. Mr. Westbrook possesses a background in technology, cross-border trade, real estate development, corporate finance, national politics, and economics. Mr. Westbrook has approximately 8 years’ experience with managing small publicly traded enterprises, in reporting and compliance within the international trade, real estate, software, and international energy industries. At Quantum Mr. Westbrook oversees the finance and accounting necessary for compliance with US and international regulatory requirements.  From March 1 2008 to April 1, 2021, Mr. Westbrook worked as a consultant and interim officer for various small to medium size companies in the same capacity. During this time he worked to develop an online platform for physical commodity arbitrage that addresses the issue of scarcity through economic information and logistics management software. From 2006 to 2007, Mr. Westbrook worked as an assistant controller for Lennar Land Development, a branch of Lennar Corp., where he performed accounting operations and new land purchase analysis. In 2001 Mr. Westbrook received a Bachelor of Arts in Economics from Brigham Young University, located in Provo Utah.

Jeffrey Mallmes

Mr. Mallmes served as the President of the Company from November, 2017 to September, 2020. He has also served as a director of the Company from November 2017 to the present. From 1997 to the present Mr. Mallmes has owned and operated Big Barge Dock Systems, Inc. That company builds marinas.

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

Name and Position	Year Ended Feb 28	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Harry Ewert, CEO and Director	2020	$250,000	—	—	—	—	—	—	$250,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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
Kandy LP (4)
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

Interactive Data File

101.INS Inline XBRL Instance Document*

101.SCH Inline XBRL Taxonomy Extension Schema*

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB Inline XBRL Taxonomy Extension Labels Linkbase*

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase*

104         Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

QUANTUM ENERGY INC. (Registrant)

By:
/s/ HARRY EWERT	Date: December 15, 2021
Harry Ewert
CEO