Form 10-Q/A
period 2021-05-31
QUANTUM ENERGY INC.
filed 2022-01-11
CIK 1295961

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	May 31,	February 28,
	2021	2021
	(Restated)	(Restated)

ASSETS
Current Assets
Cash	$1,353,848	$1,969,508
Work in Progress	63,000	—

Total Current Assets	1,416,848	1,969,508

Deposits - Related Party	3,630,000	1,200,000

Total Assets	$5,046,848	$3,169,508

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$210,740	$220,140
Accounts Payable and Accrued Expenses - Related Parties	306,669	305,170
Common Stock Payable - for Contracts/Agreements	1,400,000	1,500,000
Common Stock Payable - Deposits Received on Subscription Agreements	11,179,973	9,128,104
Convertible Note Payable	—	67,500
Derivative Liability	—	116,399
Promissory Notes Payable	76,305	76,305
Promissory Notes Payable - Related Parties	106,015	106,015

Total Current Liabilities	13,279,702	11,519,633

Total Liabilities	13,279,702	11,519,633

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 48,491,485 Issued and Outstanding, Respectively	48,491	48,491
Additional Paid-In-Capital	11,449,681	11,449,681
Accumulated Deficit	(19,731,026)	(19,848,297)

Total Stockholders' Deficit	(8,232,854)	(8,350,125)

Total Liabilities and Stockholders' Deficit	$5,046,848	$3,169,508

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	For the Three Months Ended
	May 31,	May 31,
	2021	2020
	(Restated)

Operating Expenses
General and Administrative	$335,139	$—
Professional Fees	333,090	—

Total Operating Expenses	668,229	—

Loss Before Other Income and (Expense)	(668,229)	—

Other Income and (Expense)
Gain on Debt Settlement	140,395	—
Gain on Derivative	—	20,441
Unrealized Gain on Common Stock Payable	648,473	—
Interest Expense	(3,368)	(7,379)

Total Other Income and (Expense)	785,500	13,062

Income Before Income Tax Expense	117,271	13,062

Income Tax Expense	—	—

Net Income for the Period	$117,271	$13,062

Weighted Average Number of Common Shares - Basic and Diluted	48,491,485	48,491,485

Net Income for the Period Per Common Shares - Basic and Diluted	$0.00	$0.00

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended
	May 31,	May 31,
	2021	2020
	(Restated)

Cash Flows from Operating Activities

Net Income for the Period	$117,271	$13,062

Non-Cash Adjustments:
Gain on Derivative	—	(20,441)
Gain on Debt Settlement	(140,395)	—
Unrealized Gain on Common Stock Payable	(648,473)	—
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	14,596	7,379
Accounts Payable and Accrued Expenses - Related Parties	1,499	—
Work in Progress	(63,000)	—

Net Cash Flows Used In Operating Activities	(718,502)	—

Cash Flows from Investing Activities
Deposits Paid - Related Party	(2,430,000)	—

Net Cash Flows Used In Investing Activities	(2,430,000)	—

Cash Flows from Financing Activities
Proceeds from Stock Subscription	2,600,342	—
Repayment of Convertible Note Payable	(67,500)	—

Net Cash Flows Provided By Financing Activities	2,532,842	—

Net Change in Cash	(615,660)	—

Cash - Beginning of Period	1,969,508	47

Cash - End of Period	$1,353,848	$47

Cash Paid During the Period for:
Interest	$2,500	$—
Income Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MAY 31, 2021 AND 2020 – UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2020	48,491,485	$48,491	$11,449,681	$(12,410,855)	$(912,683)

Net Income for the Period	—	—	—	13,062	13,062

Balance - May 31, 2020	48,491,485	$48,491	$11,449,681	$(12,397,793)	$(899,621)
.

Balance - March 1, 2021 - (Restated)	48,491,485	$48,491	$11,449,681	$(19,848,297)	$(8,350,125)

Net Income for the Period - (Restated)	—	—	—	117,271	117,271

Balance - May 31, 2021 - (Restated)	48,491,485	$48,491	$11,449,681	$(19,731,026)	$(8,232,854)

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

Work in Progress

Work in progress consists of partially manufactured and raw rare earth metal products used in production in the amount of $63,000 at May 31, 2021.

Deposits – Related Party

Deposits – Related Party consist of deposits made to a related party that share board members of the Company.  A letter of intent signed on October 12, 2021 calls for the purchase of shares of common stock of the related party to obtain a majority stake at $2.10 for up to eighteen (18) months with closing on December 15, 2022.  The letter of intent is non-binding and if the majority shares are not obtained the deal is terminated and the money is refunded.  Hence, the classification of deposits of $3,630,000 at May 31, 2021.  The Company is expecting to acquire majority ownership by the closing date.

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

On June 18, 2019, the Company received a default notice from Power Up stating that the Company is in default under the Power Up Note because, among other reasons, the Company failed to comply with the reporting requirements of the Securities Exchange Act of 1934 as required by the Note, and therefore accelerating the terms of the Power Up Note and demanding that the Company pay the default sum of $67,500 together with accrued interest and accrued default interest with respect to the Power Up Note. The Company reached a settlement of this matter with Power Up as of April 2021 in the amount of $70,200. Included in gain on debt conversion of $140,395 for the three months ended May 31, 2021 is $23,996 of accrued interest that was not paid and $116,399 of derivative liability.

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

Interest expense for the three months ended May 31, 2021 and 2020 was 1,455 and $1,713, respectively.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute.  There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at May 31. 2021 and February 28, 2021 were $107,868 and $17,868, respectively.

Certain officers, directors and other related parties of the Company have paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $198,801 and $197,302 at  May 31, 2021and February 28, 2021, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the  consolidated balance sheets.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MAY 31, 2021

NOTE 8 – COMMON STOCK PAYABLE

Common Stock Payable – for Contracts/Agreements

Common stock payable for contracts/agreements consist of 1 million shares owed to Raul Factor per the joint venture agreement (Note 11) and 1 million shares owed to landlord for rent.  At May 31, 2021, the fair value of the these shares were adjusted to its fair value of $1,400,000 based on the closing price of the stock on that date. The Company recognized unrealized gain on common stock payable of $100,000 and $-0- during the three month periods ended May 31, 2021 and 2020, respectively.

Common Stock Payable – Deposits Received on Subscriptions Agreements

Common stock payable for deposits received on stock subscription agreements consist of 15,971,391 shares owed to various investors who have paid for these shares.  At May 31, 2021, the fair value of the these shares were adjusted to its fair value of $11,179,973 based on the closing price of the stock on that date. The Company recognized unrealized gain on common stock payable of $548,473 and $-0- during the three month periods ended May 31, 2021 and 2020, respectively.

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

NOTE 10 – WARRANTS

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

NOTE 10 – WARRANTS - continued

The following table summarizes additional information about the warrants granted by the Company as of May 31, 2021 and February 28, 2021:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
July 10, 2017	500,000	500,000	.25	0.58
March 20, 2019	1,250,000	1,250,000	.25	0.80
April 17, 2019	675,000	675,000	.25	0.88
Total warrants	2,425,000	2,425,000	$.25	.77

(a)	Weighted average exercise price per shares

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

As of May 31, 2021, no action has been performed under either MOU.

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

MAY 31, 2021

NOTE 11 – OTHER MATTERS- Joint Venture - continued

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

Pursuant to these two License and Operating Agreements, the principals of Raul Factor BV agreed to provide an aggregate of $200,000 (USD) to purchase an aggregate of 1,000,000 units of Quantum at a price of $0.20 per Unit, (for an aggregate of 1,000,000 shares of the Company’s common stock plus 18 month warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at a price of $0.25 per share. Pursuant to these transactions, the Company agreed to use $150,000 of the proceeds from the sale of the Units to purchase the distribution rights of EES-E and EETC and in turn the Company would assign such distribution rights to EES-E and EETC respectively. Also, Raul Factor agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements. At the date of this report, while the $200,000 was received from Raul Factor, the stock has yet to be issued. At the date of this report, while the $200,000 was received from Raul Factor, the stock has yet to be issued.  As of  May 31, 2021 the stock was valued at $700,000 utilizing the closing price on May 31, 2021.

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

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MAY 31, 2021

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued financial statements as of May 31, 2021 to correct accounting errors caused by a change in personnel and related miscommunication within the Company, which caused the Company’s assets, liabilities and operating expenses for the period to be understated:

The following tables summarize the effect of the restatement on the specific items presented in our previously reported financial statements:

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEET

	May 31,		May 31,
	2021		2021
	(As Filed)	Adjustments	(As Restated)

ASSETS
Current Assets
Cash	$1,353,848	$—	$1,353,848
Work in Progress	—	63,000	63,000

Total Current Assets	1,353,848	63,000	1,416,848

Investment - IEC	3,630,000	(3,630,000)	—
Deposits - Related Party	—	3,630,000	3,630,000

Total Assets	$4,983,848	$63,000	$5,046,848

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$210,740	$—	$210,740
Accounts Payable and Accrued Expenses - Related Parties	677,311	(370,642)	306,669
Common Stock Payable	6,180,170	(6,180,170)	—
Common Stock Payable - for Contracts/Agreements	—	1,400,000	1,400,000
Common Stock Payable - Deposits Received on Subscription Agreements	—	11,179,973	11,179,973
Convertible Note Payable	—	—	—
Derivative Liability	—	—	—
Promissory Notes Payable	76,305	—	76,305
Promissory Notes Payable - Related Parties	106,015	—	106,015

Total Current Liabilities	7,250,541	6,029,161	13,279,702

Total Liabilities	7,250,541	6,029,161	13,279,702

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 48,491,485 Issued and Outstanding, Respectively	48,491	—	48,491
Additional Paid-In-Capital	11,449,681	—	11,449,681
Accumulated Deficit	(13,764,865)	(5,966,161)	(19,731,026)

Total Stockholders' Deficit	(2,266,693)	(5,966,161)	(8,232,854)

Total Liabilities and Stockholders' Deficit	$4,983,848	$63,000	$5,046,848

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended	May 31,		May 31,
	2021		2021
	(As Filed)	Adjustments	(Restated)

Operating Expenses
Management Fees and Consulting	56,250	(56,250)	—
General and Administrative	335,667	(528)	335,139
Professional Fees	881,721	(548,631)	333,090

Total Operating Expenses	1,273,638	(605,409)	668,229

Income (Loss) Before Other Income and (Expense)	(1,273,638)	605,409	(668,229)

Other Income and (Expense)
Gain on Debt Settlement	140,395	—	140,395
Gain on Derivative	—	—	—
Unrealized Gain on Common Stock Payable	—	648,473	648,473
Interest Expense	(3,368)	—	(3,368)

Total Other Income and (Expense)	137,027	648,473	785,500

Income (Loss) from Operations Before Loss on Liability Settlement	(1,136,611)	1,253,882	117,271

Other Expenses
Loss on Liability Settlement	—		—

Income (Loss) Before Income Tax Expense	(1,136,611)	1,253,882	117,271

Income Tax Expense	—	—	—

Net Income (Loss) for the Period	$(1,136,611)	$1,253,882	$117,271

Weighted Average Number of Common Shares -
Basic and Diluted	48,491,485		48,491,485

Net Loss for the Period Per Common Shares -
Basic and Diluted	$(0.02)		$0.00

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	May 31,		May 31,
For the Three Months Ended	2021		2021
	(As Filed)	Adjustments	(Restated)

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$(1,136,611)	$1,253,882	$117,271

Non-Cash Adjustments:
Gain on Derivative	—	—	—
Gain on Debt Settlement	(140,395)	—	(140,395)
Unrealized Gain on Common Stock Payable	—	(648,473)	(648,473)
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	14,596	—	14,596
Accounts Payable and Accrued Expenses - Related Parties	333,541	(332,042)	1,499
Work in Progress	—	(63,000)	(63,000)

Net Cash Flows Used In Operating Activities	(928,869)	210,367	(718,502)

Cash Flows from Investing Activities
Cash Paid for Investment	(3,630,000)	3,630,000	—
Deposits - Related Party	—	(2,430,000)	(2,430,000)

Net Cash Flows Used In Investing Activities	(3,630,000)	1,200,000	(2,430,000)

Cash Flows from Financing Activities
Cash Received for Stock Payable	5,980,170	(3,379,828)	2,600,342
Cash Repayment of Convertible Note Payable	(67,500)	—	(67,500)

Net Cash Flows Provided by Financing Activities	5,912,670	(3,379,828)	2,532,842

Net Change in Cash	1,353,801	(1,969,461)	(615,660)

Cash - Beginning of Period	47	1,969,461	1,969,508

Cash - End of Period	$1,353,848	$—	$1,353,848

Cash Paid During the Period for:
Interest	$2,500	$—	$2,500
Income Taxes	$—	$—	$—

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MAY 31, 2021

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
As Filed	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2021	48,491,485	$48,491	$11,449,681	$(12,628,254)	$(1,130,082)

Net Loss for the Period - (As Filed)	—	—	—	(1,136,611)	(1,136,611)

Balance - May 31, 2021 - (As Filed)	48,491,485	$48,491	$11,449,681	$(13,764,865)	$(2,266,693)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
As Restated	Shares	Amount	Capital	Deficit	Deficit

Balance - March 1, 2021 - (Restated)	48,491,485	$48,491	$11,449,681	$(19,848,297)	$(8,350,125)

Net Income for the Period - (Restated)	—	—	—	117,271	117,271

Balance - May 31, 2021 - (Restated)	48,491,485	$48,491	$11,449,681	$(19,731,026)	$(8,232,854)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

Results of Operations

Three Months Ended May 31, 2021 Compared to Three Months Ended May 31, 2020.

Operating expenses for the three months ended May 31, 2021 was $668,229 compared to $-0- for the three months ended May 31, 2020. The increase in operating expenses was due to the fact that the Company had cash available and therefore were able to resume operations and their SEC filings. Other income and (expense) for the three months ended May 31, 2021 was $785,500 compared to $13,062 for the three months ended May 31, 2020. This increase in other income (expense) was due to an increase in gain on debt settlement of $140,395 and increase on unrealized gain on common stock payable of $648,473.

Net Income

Net income for the three months ended May 31, 2021 was $117,271 compared to net income for the three months ended May 31, 2020 of $13,062. The increase in net income of $104,209 was due to the increase in operating expenses of $668,229,the increase in gain on debt settlement of $140,395 and the increase on unrealized gain on common stock payable of $648,473.

Liquidity and Capital Resources:

As of May 31, 2021, our assets totaled $5,046,848 which consisted of $1,353,848 in cash, $63,000 in work in process and $3,630,000 in deposits - related party. The Company's total liabilities were $13,279,702, which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, common stock payable, promissory notes payable and promissory notes payable – related parties. As of May 31, 2021, the Company had an accumulated deficit of $19,731,026 and working capital deficit of $8,232,854

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended May 31, 2021 and 2020 was $718,502 and $-0-, respectively. The increase in the amount used was attributed to the resumption of operations.

Cash from Investing Activities

Net cash used in investing activities was $2,430,000 and $-0- for the three months ended May 31, 2021 and 2020, respectively due to deposits to a related party of $2,430,000.

Cash from Financing Activities

Net cash provided by financing activities was $2,532,842 and $-0- for the three months ended May 31, 2021 and 2020, respectively, which was due to cash received from sale of common stock subscriptions of $2,600,342 and repayment of a convertible note payable of $67,500.

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

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

QUANTUM ENERGY, INC.

Date:	1/3/2022	By:	/s/ HARRY EWERT
CEO