Form 10-Q/A
period 2021-08-31
QUANTUM ENERGY INC.
filed 2022-01-25
CIK 1295961

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

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of August 31, 2021 was approximately 49,491,498.

Explanatory Note: This amendment is being filed solely for the purpose of including the XBRL Exhibits.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	August 31,	February 28,
	2021	2021
	(Restated)	(Restated)

ASSETS
Current Assets
Cash	$4,875,889	$1,969,508
Stock Buyback Account	90,296	—
Work in Progress	179,336	—

Total Current Assets	5,145,521	1,969,508

Deposits - Related Party	7,530,000	1,200,000

Total Assets	$12,675,521	$3,169,508

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$136,522	$220,140
Accounts Payable and Accrued Expenses - Related Parties	326,889	305,170
Common Stock Payable - for Contracts/Agreements	670,000	1,500,000
Common Stock Payable - Deposits Received on Subscription Agreements	23,104,795	9,128,104
Convertible Note Payable	—	67,500
Derivative Liability	—	116,399
Promissory Notes Payable	76,305	76,305
Promissory Notes Payable - Related Parties	106,015	106,015

Total Current Liabilities	24,420,526	11,519,633

Total Liabilities	24,420,526	11,519,633

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 49,491,485 and 48,491,485 Issued and Outstanding, Respectively	49,491	48,491
Additional Paid-In-Capital	11,129,944	11,449,681
Accumulated Deficit	(22,923,473)	(19,848,297)
Treasury Stock - 967,567 Shares at Par $0.001	(967)	—

Total Stockholders' Deficit	(11,745,005)	(8,350,125)

Total Liabilities and Stockholders' Deficit	$12,675,521	$3,169,508

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020
	(Restated)		(Restated)

Operating Expenses
General and Administrative	$444,095	$—	$779,234	$—
Professional Fees	302,596	—	635,686	—

Total Operating Expenses	746,691	—	1,414,920	—

Loss Before Other Income and (Expense)	(746,691)	—	(1,414,920)	—

Other Income and (Expense)
Gain on Debt Settlement	—	—	140,395	—
Loss on Derivative	—	(275,097)	—	(254,656)
Unrealized Loss on Common Stock Payable	(2,802,388)	—	(2,153,915)	—
Gain on Issued Common Stock Payable	360,000	—	360,000	—
Interest Expense	(3,368)	(6,780)	(6,736)	(14,159)

Total Other Income and (Expense)	(2,445,756)	(281,877)	(1,660,256)	(268,815)

Loss Before Income Tax Expense	(3,192,447)	(281,877)	(3,075,176)	(268,815)

Income Tax Expense	—	—	—	—

Net Loss for the Period	$(3,192,447)	$(281,877)	$(3,075,176)	$(268,815)

Weighted Average Number of Common Shares -
Basic and Diluted	49,415,398	48,491,485	48,953,442	48,491,485

Net Loss for the Period Per Common Shares -
Basic and Diluted	$(0.06)	$(0.01)	$(0.06)	$(0.01)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	(Restated)
For the Six Months Ended August 31,	2021	2020

Cash Flows from Operating Activities

Net Loss for the Period	$(3,075,176)	$(268,815)

Non-Cash Adjustments:
Loss on Derivative	—	254,656
Unrealized Loss on Common Stock Payable	2,153,915	—
Gain on Debt Settlement	(140,395)	—
Gain on Issued Common Stock Payable	(360,000)	—
Changes in Assets and Liabilities:
Stock Buyback Account	(90,296)
Work In Progress	(179,336)	—
Accounts Payable and Accrued Expenses	(59,622)	14,159
Accounts Payable and Accrued Expenses - Related Parties	21,719	—

Net Cash Flows Used In Operating Activities	(1,729,191)	—

Cash Flows from Investing Activities
Cash Purchase of Treasury Stock	(559,704)	—
Deposits - Related Party	(6,330,000)	—

Net Cash Flows Used In Investing Activities	(6,889,704)	—

Cash Flows from Financing Activities
Proceeds from Stock Subscription	11,592,776	—
Repayment of Convertible Note Payable	(67,500)	—

Net Cash Flows Provided By Financing Activities	11,525,276	—

Net Change in Cash	2,906,381	—

Cash - Beginning of Period	1,969,508	47

Cash - End of Period	$4,875,889	$47

Cash Paid During the Period for:
Interest	$2,500	$—
Income Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2021 AND 2020 - UNAUDITED

	Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended August 31, 2020	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - June 1, 2020	48,491,485	$48,491	$11,449,681	$(12,397,793)	—	$—	$(899,621)

Net Loss for the Period	—	—	—	(281,877)	—	—	(281,877)

Balance - August 31, 2020	48,491,485	$48,491	$11,449,681	$(12,679,670)	—	$—	$(1,181,498)

	Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended August 31, 2021	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - June 1, 2021 - (Restated)	48,491,485	$48,491	$11,449,681	$(19,731,026)	—	$—	$(8,232,854)

Common Stock Issued from Subscriptions - Restated	1,000,000	1,000	239,000	—	—	—	240,000

Cash Purchase of Treasury Stock	—	—	(558,737)	—	967,567	(967)	(559,704)

Net Loss for the Period - (Restated)	—	—	—	(3,192,447)	—	—	(3,192,447)

Balance - August 31, 2021 - (Restated)	49,491,485	$49,491	$11,129,944	$(22,923,473)	967,567	$(967)	$(11,745,005)

	Common Stock		Common	Additional		Treasury Stock		Total
	$0.001 Par		Stock	Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Six Months Ended August 31, 2020	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2020	48,491,485	$48,491	$—	$11,449,681	$(12,410,855)	—	$—	$(912,683)

Net Loss for the Period	—	—	—	—	(268,815)	—	—	(268,815)

Balance - August 31, 2020	48,491,485	$48,491	$—	$11,449,681	$(12,679,670)	—	$—	$(1,181,498)

	Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Six Months Ended August 31, 2021	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2021 - (Restated)	48,491,485	$48,491	$11,449,681	$(19,848,297)	—	$—	$(8,350,125)

Common Stock Issued from Subscriptions - Restated	1,000,000	1,000	239,000	—	—	—	240,000

Cash Purchase of Treasury Stock	—	—	(558,737)	—	967,567	(967)	(559,704)

Net Loss for the Period - (Restated)	—	—	—	(3,075,176)	—	—	(3,075,176)

Balance - August 31, 2021 - (Restated)	49,491,485	$49,491	$11,129,944	$(22,923,473)	967,567	$(967)	$(11,745,005)

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

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2021

NOTE 8 – COMMON STOCK PAYABLE

Common Stock Payable – for Contracts/Agreements

Common stock payable for contracts/agreements consist of 1 million shares owed to Raul Factor per the joint venture agreement (Note 11) and 1 million shares owed to landlord for rent at February 28, 2021.  On June 7, 2021, 1,000,000 shares were issued to the landlord.  These shares were adjusted to its fair value of $600,000 on June 7, 2021 and $100,000 was recognized as unrealized gain on that date.  The Company also recognized a gain on the issuance of these shares in the amount of $360,000.  At August 31, 2021, the fair value of the remaining shares owed to Raul Factor were adjusted to its fair value of $670,000 based on the closing price of the stock on that date. The Company recognized unrealized gain on common stock payable of $130,000 and $-0- during the three months ended August 31, 2021 and 2020, respectively.  The Company recognized unrealized gain on common stock payable of $230,000 and $-0- during the six months ended August 31, 2021 and 2020, respectively.

Common Stock Payable – Deposits Received on Subscriptions Agreements

Common stock payable for deposits received on stock subscription agreements consist of 34,484,771 shares owed to various investors who have paid for these shares.  At August 31, 2021, the fair value of the these shares were adjusted to its fair value of $23,104,795 based on the closing price of the stock on that date. The Company recognized unrealized loss on common stock payable of $2,932,388 and $-0- during the three months ended August 31, 2021 and 2020, respectively. The Company recognized unrealized loss on common stock payable of $2,383,915 and $-0- during the six months ended August 31, 2021 and 2020, respectively.

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

NOTE 10 - WARRANTS

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

AUGUST 31, 2021

NOTE 11 – OTHER MATTERS- Joint Venture - continued

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

Pursuant to these two License and Operating Agreements, the principals of Raul Factor BV agreed to provide an aggregate of $200,000 (USD) to purchase an aggregate of 1,000,000 units of Quantum at a price of $0.20 per Unit, (for an aggregate of 1,000,000 shares of the Company’s common stock plus 18 month warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at a price of $0.25 per share. Pursuant to these transactions, the Company agreed to use $150,000 of the proceeds from the sale of the Units to purchase the distribution rights of EES-E and EETC and in turn the Company would assign such distribution rights to EES-E and EETC respectively. Also, Raul Factor agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements. . At the date of this report, while the $200,000 was received from Raul Factor, the stock has yet to be issued.  As of  August 31, 2021 the stock was valued at $670,000 utilizing the closing price on August 31, 2021.

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

NOTE 12 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued financial statements as of August 31, 2021 to correct accounting errors caused by a change in personnel and related miscommunication within the Company, which caused the Company’s assets, liabilities and operating expenses for the period to be understated:

The following tables summarize the effect of the restatement on the specific items presented in our previously reported financial statements:

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2021

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEET

	August 31,		August 31,
	2021		2021
	(As Filed)	Adjustments	(As Restated)

ASSETS
Current Assets
Cash	$4,875,889	$—	$4,875,889
Stock Buyback Account	90,296	—	90,296
Work in Progress	179,336	—	179,336

Total Current Assets	5,145,521	—	5,145,521

Deposits - Related Party	7,530,000	—	7,530,000

Total Assets	$12,675,521	$—	$12,675,521

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$136,522	$—	$136,522
Accounts Payable and Accrued Expenses - Related Parties	326,889	—	326,889
Common Stock Payable	200,000	(200,000)	—
Common Stock Payable - for Contracts/Agreements	—	670,000	670,000
Common Stock Payable - Deposits Received on Subscription Agreements	—	23,104,795	23,104,795
Convertible Note Payable	—	—	—
Derivative Liability	—	—	—
Promissory Notes Payable	76,305	—	76,305
Promissory Notes Payable - Related Parties	106,015	—	106,015

Total Current Liabilities	845,731	23,574,795	24,420,526

Total Liabilities	845,731	23,574,795	24,420,526

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 49,491,485 Issued and Outstanding, Respectively	49,491	—	49,491
Common Stock Subscribed	14,972,604	(14,972,604)	—
Additional Paid-In-Capital	11,129,944	—	11,129,944
Accumulated Deficit	(14,321,282)	(8,602,191)	(22,923,473)
Treasury Stock - 967,567 Shares at Par $0.001	(967)	—	(967)

Total Stockholders' Deficit	11,829,790	(23,574,795)	(11,745,005)

Total Liabilities and Stockholders' Deficit	$12,675,521	$—	$12,675,521

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2021

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	August 31,		August 31,	August 31,		August 31,
	2021		2021	2021		2021
	(As Filed)	Adjustments	(Restated)	(As Filed)	Adjustments	(Restated)

Operating Expenses
General and Administrative	444,095	—	444,095	779,234	—	779,234
Professional Fees	302,596	—	302,596	635,686	—	635,686

Total Operating Expenses	746,691	—	746,691	1,414,920	—	1,414,920

Loss Before Other Income and (Expense)	(746,691)	—	(746,691)	(1,414,920)	—	(1,414,920)

Other Income and (Expense)
Gain on Debt Settlement	—	—	—	140,395	—	140,395
Loss on Derivative	—	—	—	—	—	—
Unrealized Loss on Common Stock Payable	—	(2,802,388)	(2,802,388)	—	(2,153,915)	(2,153,915)
Gain on Issued Common Stock Payable	—	360,000	360,000	—	360,000	360,000
Interest Expense	(3,368)	—	(3,368)	(6,736)	—	(6,736)

Total Other Income and (Expense)	(3,368)	(2,442,388)	(2,445,756)	133,659	(1,793,915)	(1,660,256)

Loss Before Income Tax Expense	(750,059)	(2,442,388)	(3,192,447)	(1,281,261)	(1,793,915)	(3,075,176)

Income Tax Expense	—	—	—	—	—	—

Net Loss for the Period	$(750,059)	$(2,442,388)	$(3,192,447)	$(1,281,261)	$(1,793,915)	$(3,075,176)

Weighted Average Number of Common Shares -
Basic and Diluted	49,415,398		49,415,398	48,953,442		48,953,442

Net Loss for the Period Per Common Shares -
Basic and Diluted	$(0.02)		$(0.06)	$(0.03)		$(0.06)

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2021

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	August 31,		August 31,
	2021		2021
	(As Filed)	Adjustments	(Restated)

Cash Flows from Operating Activities

Net Loss for the Period	$(1,281,261)	$(1,793,915)	$(3,075,176)

Non-Cash Adjustments:
Loss on Derivative	—	—	—
Gain on Debt Settlement	(140,395)	—	(140,395)
Unrealized Loss on Common Stock Payable	—	2,153,915	2,153,915
Gain on Issued Common Stock Payable	—	(360,000)	(360,000)
Changes in Assets and Liabilities:
Stock Buyback Account	(90,296)	—	(90,296)
Work in Progress	(179,336)	—	(179,336)
Accounts Payable and Accrued Expenses	(59,622)	—	(59,622)
Accounts Payable and Accrued Expenses - Related Parties	21,719	—	21,719

Net Cash Flows Used In Operating Activities	(1,729,191)	—	(1,729,191)

Cash Flows from Investing Activities
Cash Purchase of Treasury Stock	(559,704)	—	(559,704)
Deposits - Related Party	(6,330,000)	—	(6,330,000)

Net Cash Flows Used In Investing Activities	(6,889,704)	—	(6,889,704)

Cash Flows from Financing Activities
Proceeds from Stock Subscription	11,592,776	—	11,592,776
Cash Repayment of Convertible Note Payable	(67,500)	—	(67,500)

Net Cash Flows Provided by Financing Activities	11,525,276	—	11,525,276

Net Change in Cash	2,906,381	—	2,906,381

Cash - Beginning of Period	1,969,508	—	1,969,508

Cash - End of Period	$4,875,889	$—	$4,875,889

Cash Paid During the Period for:
Interest	$2,500	$—	$2,500
Income Taxes	$—	$—	$—

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2021

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2021

	Common Stock		Common	Additional		Treasury Stock		Total
	$0.001 Par		Stock	Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended - As Filed	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Deficit

Balance - June 1, 2021	48,491,485	$48,491	$6,220,170	$11,449,681	$(13,571,223)	—	$—	$4,147,119

Common Stock Subscriptions	—	—	8,992,434	—	—	—	—	8,992,434

Common Stock Issued from Subscriptions	1,000,000	1,000	(240,000)	239,000	—	—	—	—

Cash Purchase of Treasury Stock	—	—	—	(558,737)	—	967,567	(967)	(559,704)

Net Loss for the Period - (As Filed)	—	—	—	—	(750,059)	—	—	(750,059)

Balance - August 31, 2021 - (As Filed)	49,491,485	$49,491	$14,972,604	$11,129,944	$(14,321,282)	967,567	$(967)	$11,829,790

	Common Stock		Common	Additional		Treasury Stock		Total
	$0.001 Par		Stock	Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended - Restated	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Deficit

Balance - June 1, 2021 - (Restated)	48,491,485	$48,491	$—	$11,449,681	$(19,731,026)	—	$—	$(8,232,854)

Common Stock Issued from Subscriptions - (Restated)	1,000,000	1,000	—	239,000	—	—	—	240,000

Cash Purchase of Treasury Stock	—	—	—	(558,737)	—	967,567	(967)	(559,704)

Net Income for the Period - (Restated)	—	—	—	—	(3,192,447)	—	—	(3,192,447)

Balance - May 31, 2021 - (Restated)	49,491,485	$49,491	$—	$11,129,944	$(22,923,473)	967,567	$(967)	$(11,745,005)

	Common Stock		Common	Additional		Treasury Stock		Total
	$0.001 Par		Stock	Paid-In	Accumulated	$0.001 Par		Stockholders'
For The Six Months - As Filed	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2021	48,491,485	$48,491	$3,619,828	$11,449,681	$(13,040,021)	—	$—	$2,077,979

Common Stock Subscriptions	—	—	11,592,776	—	—	—	—	11,592,776

Common Stock Issued from Subscriptions	1,000,000	1,000	(240,000)	239,000	—	—	—	—

Cash Purchase of Treasury Stock	—	—	—	(558,737)	—	967,567	(967)	(559,704)

Net Loss for the Period - (As Filed)	—	—	—	—	(1,281,261)	—	—	(1,281,261)

Balance - May 31, 2021 - (As Filed)	49,491,485	$49,491	$14,972,604	$11,129,944	$(14,321,282)	967,567	$(967)	$11,829,790

	Common Stock		Common	Additional		Treasury Stock		Total
	$0.001 Par		Stock	Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Six Months - Restated	Shares	Amount	Subscribed	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2021 - (Restated)	48,491,485	$48,491	$—	$11,449,681	$(19,848,297)	—	$—	$(8,350,125)

Common Stock Issued from Subscriptions - (Restated)	1,000,000	1,000	—	239,000	—	—	—	240,000

Cash Purchase of Treasury Stock	—	—	—	(558,737)	—	967,567	(967)	(559,704)

Net Income for the Period - (Restated)	—	—	—	—	(3,075,176)	—	—	(3,075,176)

Balance - May 31, 2021 - (Restated)	49,491,485	$49,491	$—	$11,129,944	$(22,923,473)	967,567	$(967)	$(11,745,005)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

Results of Operations

Three Months Ended August 31, 2021 Compared to Three Months Ended August 31, 2020.

Operating expenses for the three months ended August 31, 2021 was $746,691 compared to $-0- for the three months ended August 31, 2020. The increase in operating expenses was due to the fact that the Company had cash available and therefore were able to resume operations and their SEC filings. Other income and  (expense) for the three months ended August 31, 2021 was $(2,445,756) compared to $(281,877) for the three months ended August 31, 2020. This increase in other income and (expense) of $(2,163,879) was due to an increase in unrealized loss on common stock payable of $(2,802,388), gain on issued common stock payable of $360,000 a decrease in loss on derivative of $(275,097) and a decrease in interest expense of $(3,412).

Net Loss

Net loss for the three months ended August 31, 2021 and 2020 was $3,192,447 and $281,877, respectively. The increase in net loss of $2,910,570 was due to the increase in operating expenses of $746,691 and increase in other income and (expense) of $2,163,879.

Six Months Ended August 31, 2021 Compared to Six Months Ended August 31, 2020.

Operating expenses for the six months ended August 31, 2021 was $1,414,920 compared to $-0- for the six months ended August 31, 2020. The increase in operating expenses was due to the fact that the Company had cash available and therefore were able to resume operations and their SEC filings. Other income and (expense) for the six months ended August 31, 2021 was $(1,660,256) compared to ($268,815) for the six months ended August 31, 2020. During the six months ended August 31, 2021, the Company had $140,395 in gain on debt settlement, $(2,153,915) in unrealized loss on common stock payable, gain on issued common stock payable of $360,000 and ($6,736) in interest expense, compared to the six months ended August 31, 2020 where the Company had only $(254,656) loss on derivative for a convertible note payable, and incurred ($14,159) in interest expense.

Net Loss

Net loss for the six months ended August 31, 2021 and 2020 was $3,075,176 and $268,815, respectively. The increase in loss of $2,806,361 was due to the increase in operating expenses of $1,414,920 and the changes to other income and (expenses) as mentioned above.

Liquidity and Capital Resources:

As of August 31, 2021, our assets totaled $12,675,521 which consisted of $4,875,889 in cash, $90,296 in stock buyback account, $179,336 in work in progress and $7,530,000 in deposits - related party. The Company's total liabilities were $24,420,526, which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, common stock payable – for contracts/agreements, , common stock payable – deposits received on subscriptions agreements, promissory notes payable and promissory notes payable – related parties. As of August 31, 2021, the Company had an accumulated deficit of $22,923,473 and working capital deficit of $11,745,005.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended August 31, 2021 and 2020 was $1,729,191 and $-0-, respectively. The increase in the amount used was attributed to the resumption of operations.

Cash from Investing Activities

Net cash used in investing activities was $6,889,704 and $-0- for the six months ended August 31, 2021 and 2020, respectively due to the purchase of treasury stock of $559,704 and deposits to a related party of $6,330,000.

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

QUANTUM ENERGY, INC.

Date:	January 19, 2022	By:	/s/ HARRY EWERT