Form 10-Q
period 2021-11-30
QUANTUM ENERGY INC.
filed 2022-03-02
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of November 30, 2021 was approximately 49,491,498.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	November 30,	February 28,
	2021	2021

ASSETS
Current Assets
Cash	$8,161,054	$1,969,508
Stock Buyback Account	—	—
Work in Progress	118,358	—

Total Current Assets	8,279,412	1,969,508

Deposits - Related Party	9,280,000	1,200,000

Total Assets	$17,559,412	$3,169,508

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$135,570	$220,140
Accounts Payable and Accrued Expenses - Related Parties	340,148	305,170
Common Stock Payable - for Contracts/Agreements	420,000	1,500,000
Common Stock Payable - Deposits Received on Subscription Agreements	19,662,084	9,128,104
Convertible Note Payable	—	67,500
Derivative Liability	—	116,399
Promissory Notes Payable	76,305	76,305
Promissory Notes Payable - Related Parties	106,015	106,015

Total Current Liabilities	20,740,122	11,519,633

Total Liabilities	20,740,122	11,519,633

Stockholders' Deficit
Common Stock - $0.001 Par; 495,000,000 Shares Authorized,
49,491,485 and 48,491,485 Issued and Outstanding, Respectively	49,491	48,491
Additional Paid-In-Capital	10,884,234	11,449,681
Accumulated Deficit	(14,105,621)	(19,848,297)
Treasury Stock - 8,814,411 Shares at Par $0.001	(8,814)	—

Total Stockholders' Deficit	(3,180,710)	(8,350,125)

Total Liabilities and Stockholders' Deficit	$17,559,412	$3,169,508

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020

Sales	$324,240	$—	$324,240	$—

Cost of Goods Sold	109,253	—	109,253	—

Gross Profit	214,987	—	214,987	—

Operating Expenses
General and Administrative	$672,761	$—	$1,451,994	$—
Professional Fees	310,383	4,854	946,070	4,854

Total Operating Expenses	983,144	4,854	2,398,064	4,854

Loss Before Other Income and (Expense)	(768,157)	(4,854)	(2,183,077)	(4,854)

Other Income and (Expense)
Gain on Debt Settlement	—	—	140,395	—
Gain (Loss) on Derivative	—	232,685	—	(21,972)
Unrealized Gain on Common Stock Payable	9,589,356	—	7,435,441	—
Gain on Issued Common Stock Payable	—	—	360,000	—
Interest Expense	(3,347)	(7,058)	(10,083)	(21,217)

Total Other Income and (Expense)	9,586,009	225,627	7,925,753	(43,189)

Income (Loss) Before Income Tax Expense	8,817,852	220,773	5,742,676	(48,043)

Income Tax Expense	—	—	—	—

Net Income (Loss) for the Period	$8,817,852	$220,773	$5,742,676	$(48,043)

Weighted Average Number of Common Shares -
Basic and Diluted	50,425,551	48,491,485	49,131,485	48,491,485

Net Income (Loss) for the Period Per Common Shares -
Basic and Diluted	$0.17	$0.00	$0.12	$(0.00)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended November 30,	2021	2020

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$5,742,676	$(48,043)

Non-Cash Adjustments:
Loss on Derivative	—	21,972
Unrealized Gain on Common Stock Payable	(7,435,441)	—
Gain on Debt Settlement	(140,395)	—
Gain on Issued Common Stock Payable	(360,000)	—
Changes in Assets and Liabilities:
Work In Progress	(118,358)	—
Accounts Payable and Accrued Expenses	(60,574)	11,071
Accounts Payable and Accrued Expenses - Related Parties	34,978	15,000

Net Cash Flows Used In Operating Activities	(2,337,114)	—

Cash Flows from Investing Activities
Cash Purchase of Treasury Stock	(813,261)	—
Deposits - Related Party	(8,080,000)	—

Net Cash Flows Used In Investing Activities	(8,893,261)	—

Cash Flows from Financing Activities
Proceeds from Stock Subscription	17,489,421	—
Repayment of Convertible Note Payable	(67,500)	—

Net Cash Flows Provided By Financing Activities	17,421,921	—

Net Change in Cash	6,191,546	—

Cash - Beginning of Period	1,969,508	47

Cash - End of Period	$8,161,054	$47

Cash Paid During the Period for:
Interest	$2,500	$—
Income Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2021 AND 2020 - UNAUDITED

	Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended November 30, 2020	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - September 1, 2020	48,491,485	$48,491	$11,449,681	$(12,679,670)	—	$—	$(1,181,498)

Net Loss for the Period	—	—	—	220,773	—	—	220,773

Balance - November 30, 2020	48,491,485	$48,491	$11,449,681	$(12,248,898)	—	$—	$(960,726)

	Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended November 30, 2021	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - September 1, 2021	49,491,485	$49,491	$11,129,944	$(22,923,473)	967,567	$(967)	$(11,745,005)

Cash Purchase of Treasury Stock	—	—	(245,710)	—	7,846,844	(7,847)	(253,557)

Net Income for the Period	—	—	—	8,817,852	—	—	8,817,852

Balance - November 30, 2021	49,491,485	$49,491	$10,884,234	$(14,105,621)	8,814,411	$(8,814)	$(3,180,710)

	Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Nine Months Ended November 30, 2020	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2020	48,491,485	$48,491	$11,449,681	$(12,410,855)	—	$—	$(912,683)

Net Loss for the Period	—	—	—	(48,043)	—	—	(48,043)

Balance - November 30, 2020	48,491,485	$48,491	$11,449,681	$(12,248,898)	—	$—	$(960,726)

	Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Nine Months Ended November 30, 2021	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2021	48,491,485	$48,491	$11,449,681	$(19,848,297)	—	$—	$(8,350,125)

Common Stock Issued from Subscriptions	1,000,000	1,000	239,000	—	—	—	240,000

Cash Purchase of Treasury Stock	—	—	(804,447)	—	8,814,411	(8,814)	(813,261)

Net Loss for the Period	—	—	—	5,742,676	—	—	5,742,676

Balance - November 30, 2021	49,491,485	$49,491	$10,884,234	$(14,105,621)	8,814,411	$(8,814)	$(3,180,710)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOVEMBER 30, 2021

NOTE 1 - NATURE OF OPERATIONS

QUANTUM ENERGY INC. (“the Company”) was incorporated under the name “Boomers Cultural Development Inc.” under the laws of the State of Nevada on February 5, 2004. On May 18, 2006, the Company changed its name to Quantum Energy, Inc.

The Company is a development stage diversified holding company with an emphasis in land holdings, mining, and the refining and reprocessing of rare earth minerals and materials for the production of magnetic products and manufacturing of magnets and magnetic assemblies.

The Company is domiciled in the Unites States of America and trades on the OTC market under the symbol QEGY.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the February 28, 2021 audited financial statements and the unaudited condensed consolidated financial statements as of November 30, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended February 28, 2021 (the “2019 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and nine months ended November 30, 2021, are not necessarily indicative of the results of operations expected for the year ending February 28, 2022.

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

NOVEMBER 30, 2021

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - continued

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2021 and February 28, 2021, respectively.

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

At November 30,, 2021 and February 28, 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOVEMBER 30, 2021

NOTE 3 – GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP applicable to a company that is a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of November 30, 2021 and February 28, 2021, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed consolidated balance sheets and condensed consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at November 30, 2021 and February 28, 2021. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of November 30, 2021, and February 28, 2021, respectively, would be as follows:

	November 30, 2021	February 28, 2021
Warrants	2,425,000	2,925,000
TOTAL POSSIBLE DILUTION	2,425,000	3,925,000

At November 30, 2021 and February 28, 2021, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – OTHER ASSETS

Work in Progress

Work in progress consists of partially manufactured and raw rare earth metal products used in production in the amount of $118,358 at November 30, 2021.

Deposits – Related Party

Deposits – Related Party consist of deposits made to a related party that share board members of the Company. A letter of intent was signed on October 12,2021 that calls for the purchase of shares of common stock of the related party to obtain a majority stake at a purchase price per share of $2.10 with closing scheduled for December 15, 2022. The letter of intent is non-binding and if the majority shares are not obtained the deal is terminated and the money is refunded. Hence, the classification of deposits of $9,280,000 at November 30, 2021. The Company is expecting to acquire majority ownership by the closing date.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOVEMBER 30, 2021

NOTE 6 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	November 30, 2021	February 28 2021
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325	3,325
8% unsecured notes payable - October 2019, due on demand	65,000	65,000

Total Notes Payable	$76,305	$76,305

Interest expense for the three months ended November 30, 2021, and 2020 was $1,453 and $5,164 respectively. Interest expense for the nine months ended November 30, 2021, and 2020 was $4,363 and $15,497, respectively.

Convertible note payable consists of one note payable in the amount of $-0- and $67,500 at November 30, 2021 and February 28, 2021, respectively. The note which was issued in April 2019 for $45,000 accrued interest at an annual rate of 12% and matured in April 2020. In the event of default, the note principal is increased by 150% times the outstanding principal and provides for default interest at 22%. The conversion option expired on October 7, 2020.

On June 18, 2019, the Company received a default notice from Power Up stating that the Company was in default under the Power Up Note because, among other reasons, the Company failed to comply with the reporting requirements of the Securities Exchange Act of 1934 as required by the Note, and therefore accelerating the terms of the Power Up Note and demanding that the Company pay the default sum of $67,500 together with accrued interest and accrued default interest with respect to the Power Up Note. The Company reached a settlement of this matter with Power Up as of April 2021 in the amount of $70,200. Included in gain on debt conversion of $140,395 for the nine months ended November 30, 2021, is $23,996 of accrued interest that was not paid and $116,399 of derivative liability.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOVEMBER 30, 2021

NOTE 7 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	November 30, 2021	February 28, 2021
0% unsecured note payable - October 2015, due on demand	$2,300	$2,300
0% unsecured note payable – November 2015, due on demand	2,000	2,000
8% unsecured note payable - October 2018, due on demand	60,000	60,000
6% unsecured note payable – April 2019, due on demand	15,825	15,825
6% unsecured note payable – April 2019, due on demand	15,890	15,890
8% unsecured note payable - October 2019, due on demand	10,000	10,000
TOTAL	$106,015	$106,015

Interest expense for the three months ended November 30, 2021, and 2020 was $1,894 and $1,894, respectively. Interest expense for the nine months ended November 30, 2021, and 2020 was $5,720 and $5,720, respectively.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute. There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at November 30, 2021 and February 28, 2021 were $107,868 and $17,868, respectively, but are contested by the Company.

Certain officers, directors and other related parties of the Company have paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $198,801 and $197,302 at November 30, 2021 and February 28, 2021, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the consolidated balance sheets. These balances owed are contested by the Company.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOVEMBER 30, 2021

NOTE 8 – COMMON STOCK PAYABLE

Common Stock Payable – for Contracts/Agreements

Common stock payable for contracts/agreements consist of 1 million shares owed to Raul Factor per the joint venture agreement (Note 11) and 1 million shares owed to landlord for rent at February 28, 2021. On June 7, 2021, 1,000,000 shares were issued to the landlord. These shares were adjusted to its fair value of $600,000 on June 7, 2021, and $100,000 was recognized as unrealized gain on that date. The Company also recognized a gain on the issuance of these shares in the amount of $360,000. At November 30, 2021, the fair value of the remaining shares owed to Raul Factor were adjusted to its fair value of $420,000 based on the closing price of the stock on that date. The Company recognized unrealized gain on common stock payable of $250,000 and $-0- during the three months ended November 30, 2021 and 2020, respectively. The Company recognized unrealized gain on common stock payable of $480,000 and $-0- during the nine months ended November 30, 2021 and 2020, respectively.

Common Stock Payable – Deposits Received on Subscriptions Agreements

Common stock payable for deposits received on stock subscription agreements consist of 43,768,876 shares owed to various investors who have paid for these shares. At November 30, 2021, the fair value of these shares were adjusted to its fair value of $19,662,084 based on the closing price of the stock on that date. The Company recognized unrealized gain on common stock payable of $9,339,356 and $-0- during the three months ended November 30, 2021 and 2020, respectively. The Company recognized unrealized gain on common stock payable of $6,955,441 and $-0- during the nine months ended November 30, 2021 and 2020, respectively.

NOTE 9– COMMON STOCK

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

Treasury Stock

During the nine months ended November 30, 2021, the Company bought back 8,814,411 shares of its stock in the amount of $813,261 and placed it in treasury.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOVEMBER 30, 2021

NOTE 10 - WARRANTS

The following is a summary of the Company’s warrants issued and outstanding:

	November 30, 2021		February 28, 2021
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,925,000	$.25	3,925,000	$.25
Issued	––	––	––	––
Exercised	––	––	––	––
Expired	(500,000)	––	(1,000,000)	––
Ending balance	2,425,000	$0.25	2,925,000	$.25

(a)	Weighted average exercise price per shares

The following table summarizes additional information about the warrants granted by the Company as of November 30, 2021 and February 28, 2021:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
July 10, 2017	500,000	500,000	.25	.02
March 20, 2019	1,250,000	1,250,000	.25	.30
April 17, 2019	675,000	675,000	.25	.38
Total warrants	2,425,000	2,425,000	$.25	.27

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

As of November 30, 2021, no action has been performed under either MOU.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOVEMBER 30, 2021

NOTE 10 – OTHER MATTERS- Joint Venture - continued

Pursuant to (2) two prior License and Operating Agreements, the principals of Raul Factor BV agreed to provide an aggregate of $200,000 (USD) to purchase an aggregate of 1,000,000 units of Quantum at a price of $0.20 per Unit, (for an aggregate of 1,000,000 shares of the Company’s common stock plus 18 month warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at a price of $0.25 per share. Pursuant to these transactions, the Company agreed to use $150,000 of the proceeds from the sale of the Units to purchase the distribution rights of EES-E and EETC and in turn the Company would assign such distribution rights to EES-E and EETC respectively. Also, Raul Factor agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements. As of the date of this report, the $200,000 was received by the Company from Raul Factor, but the stock has not yet been issued. As of November 30, 2021, the stock was valued at $420,000 utilizing the closing price of the shares on November 30, 2021.

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

The sale of the Units and the warrants to Kevin Holinaty and Haaye de Jong, the principals of Raul Factor, who have represented that they are “accredited investors” and non-U.S. citizens and in offshore transactions, was made in reliance on the provisions of Regulation D and on Regulation S.

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

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	Risks related to government regulation;

●	Risks related to environmental concerns;

●	Risks related to the Company’s ability to obtain additional required capital

●	Risks related to the Company’s insurance coverage for operating risks;

●	Risks related to the fluctuation of prices for crude oil;

●	Risks related to the commodity prices of rare earth minerals and related materials;

●	Risks related to the possible dilution of the Company’s common stock from additional financing activities;

●	Risks related to potential conflicts of interest with the Company’s management;

●	Risks related to the Company’s shares of common stock.

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

Historical Operations

The Company was originally incorporated as Boomers Cultural Development, Inc. (“Boomers”) on February 5, 2004, in the State of Nevada to be a service-oriented firm that would integrate the cultural interests of baby boomers with destination learning, by packaging onsite personal growth, education, and entertainment seminars with a variety of vacation destinations. On May 18, 2006, its name was changed to Quantum Energy, Inc. and business plans were changed to focus on the energy industry and in particular the oil and gas segments of the energy industry. From 2008 through 2010, the Company planned, when and if funding became available, to acquire high-quality oil and gas properties, primarily proven producing and proven undeveloped reserves as well as exploring low-risk development drilling and work-over opportunities with experienced, well-established operators. However, the anticipated funding opportunities did not materialize.

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

The Company formed a strategic alliance with Inductance Energy Corporation in 2019, finding tactical advantages through solutions in mining, producing, trading, and manufacturing components and working instruments from rare earth metals and oxides. Within this alliance the two companies also found leadership and specialized talent advantages, thereby fulfilling the Company’s past due compliance obligations to the SEC. This raised investors interest and awareness to the opportunities associated with the production of rare earth materials, which can be used to produce and manufacture innovative technological devices over the next era of energy supply and demand.

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

Various work at the Company by its technical committee had shown that the Company could enter the mining industry through a very unique path of recovering rare earth and ferrite magnet material from discarded appliances, computers, and other sources in the United States and Canada. Secondly, the Company would concentrate its efforts on the recovery of rare earth materials from other waste streams including fly ash and fly bottom waste streams from combusted coal burning power plants in the United States and Canada. It is estimated that over 1 billion tons of this material exists and dumpsites, and far greater than 4 billion pounds of this material is still generated from coal burning power plants and other sources in the United States alone each year.

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

2.

Fly ash and fly bottom waste streams. Fly ash and fly bottom waste streams are the remaining byproduct of coal combustion. There are billions of pounds of fly ash and fly bottom waste that are produced every year in the United States and Canada, as well as foreign countries. Currently Quantum has two large developmental projects to recover and test both fly ash and fly bottom waste streams for their rare earth content. These two sources currently produce just over 1.4 billion pounds of fly ash and fly bottom waste on an annual basis. Well-known resource testing shows that most fly ash, as well as fly bottom waste streams on average contain about 1.85% rare earth material.

3.

Coal and other mining resources. Currently in the United States and Canada, the mining of coal to be consumed in coal power plants is in rapid decline. Coal producing states such as Wyoming, Kentucky, and West Virginia must move from a coal-based economy or continue to face declining royalty revenues from these natural resources. Rare earth minerals could be one answer to this problem. It is well known from a wide variety of Department of Energy studies that coal, and coal byproducts contain high concentrations of rare earth materials. Quantum is in negotiations with several operating and now defunct coal burning properties in order to secure rights to process and refine rare earth materials.

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

In addition to clean-up costs, we may face liability for personal injury or property damage due to exposure to chemicals or other hazardous substances that we may have manufactured, used, handled or disposed of or that are located at or released from our refinery or otherwise related to our current or former operations. We may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of petroleum or hazardous substances.

Results of Operations

Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020.

Sales for the three months ended November 30, 2021 was $324,240 compared to $-0- for the three months ended November 30, 2020. Cost of goods sold for the three months ended November 30, 2021 was $109,253 compared to $-0- for the three months ended November 30, 2020. Operating expenses for the three months ended November 30, 2021, was $983,144 compared to $4,854 for the three months ended November 30, 2020. The increase in operating expenses was due to the fact that the Company had cash available and therefore were able to resume operations and their SEC filings. Other income and (expense) for the three months ended November 30, 2021 was $9,586,009 compared to $225,627 for the three months ended November 30, 2020. This increase in other income and (expense) of $9,360,382 was due to an increase in unrealized gain on common stock payable of $9,589,356, a decrease in gain on derivative of $232,685 and a decrease in interest expense of $(3,711).

Net Income

Net income for the three months ended November 30, 2021 and 2020 was $8,817,852 and $220,773, respectively. The increase in net income of $8,597,079 was due to the sales of $324,240, the cost of goods sold of $109,253, the increase in operating expenses of $978,290 and increase in other income and (expense) of $9,360,382.

Nine Months Ended November 30, 2021 Compared to Nine Months Ended November 30, 2020.

Sales for the nine months ended November 30, 2021 was $324,240 compared to $-0- for the nine months ended November 30, 2020. Cost of goods sold for the nine months ended November 30, 2021 was $109,253 compared to $-0- for the nine months ended November 30, 2020. Operating expenses for the nine months ended November 30, 2021 was $2,398,064 compared to $4,854 for the nine months ended November 30, 2020. The increase in operating expenses was due to the fact that the Company had cash available and therefore were able to resume operations and their SEC filings. Other income and (expense) for the nine months ended November 30, 2021 was $7,925,753 compared to $(43,189) for the nine months ended November 30, 2020. During the nine months ended November 30, 2021, the Company had $140,395 in gain on debt settlement, $7,435,441 in unrealized gain on common stock payable, gain on issued common stock payable of $360,000 and $(10,083) in interest expense, compared to the nine months ended November 30, 2020 where the Company had only $(21,972) loss on derivative for a convertible note payable, and incurred ($21,217) in interest expense.

Net Income (Loss)

Net income (loss) for the nine months ended November 30, 2021 and 2010 was $5,742,676 and $(48,043), respectively. The increase in income of $5,790,719 was due to the sales of $324,240, the cost of goods sold of $109,253, the increase in operating expenses of $2,393,210 and the changes to other income and (expenses) as mentioned above.

Liquidity and Capital Resources:

As of November 30, 2021, our assets totaled $17,559,412 which consisted of $8,161,054 in cash, $118,358 in work in progress and $9,280,000 in deposits - related party. The Company's total liabilities were $20,740,122 which consisted of accounts payable and accrued expenses, – related parties, common stock payable – for contracts/agreements, , common stock payable – deposits received on subscriptions agreements, promissory notes payable and promissory notes payable – related parties. As of November 30, 2021, the Company had an accumulated deficit of $14,105,621 and working capital deficit of $3,180,710.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended November 30, 2021 and 2020 was $2,337,114 and $-0-, respectively. The increase in the amount used was attributed to the resumption of operations.

Cash from Investing Activities

Net cash used in investing activities was $8,893,261 and $-0- for the nine months ended November 30, 2021 and 2020, respectively due to the purchase of treasury stock of $813,261 and deposits to a related party of $8,080,000.

Cash from Financing Activities

Net cash provided by financing activities was $17,421,921 and $-0- for the nine months ended November 30, 2021 and 2020, respectively, which was due to cash received from sale of common stock subscriptions of $17,489,421 and repayment of a convertible note payable of $67,500.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021.

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

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material affect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of November 30, 2021, our internal control over financial reporting was not effective. We are in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended November 30, 2021 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Quantum Energy, Inc. initiated a lawsuit against PCS Advisors, LLC and its principal John Suprock (See 2:21-cv-02184-JAD-BNW Quantum Energy Inc. v. PCS Advisors LLC et al in regards to failure to perform on an agreement executed between Suprock and Quantum on March 30, 2017, which was agreed to and executed by previous Quantum management, all of whom have voluntarily resigned and are no longer associated with the Company. The Company as Plaintiff in this matter seeks the return of approximately 3.4 million shares that the Company intends to prove were gained through the defendants operating as unlicensed broker/dealers.

The Company is not a  party to any other material legal proceedings and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of Quantum Energy, Inc. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to Quantum Energy, Inc. or has a material interest adverse to Quantum Energy, Inc. in reference to pending litigation.

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

QUANTUM ENERGY, INC.

Date:	3/1/2022	By:	/s/ HARRY EWERT