Form 10-K
period 2022-02-28
QUANTUM ENERGY INC.
filed 2022-08-26
CIK 1295961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting form that prepared or issued its audit report.     Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☑

The aggregate market value of the common voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed third fiscal quarter, was $1,260,969.

As of February 28, 2022 there were 48,491,485 Shares of issuer’s common stock, $0.001 par value, issued and outstanding.

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

ITEM 1.	Business

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

Refining rare earth materials from used magnets, fly ash and fly bottom waste streams, and coal reserves range in difficulty from very simple, to a chemical process commonly called ion exchange, and precipitation. Both practices have been in place for many decades, worldwide, and are still used to this day for most mining recovery operations in addition to these 2 common practices, membrane recovery, similar to reverse osmosis, is finding favor by a wide variety of professionals, in many geographic areas. W

The reprocessing of waste stream magnets whether ferrite (iron), or rare earth, such as neodymium iron boron magnets, is a relatively simple process where the waste material is pulverized to approximately 80 mesh (177 microns), then re-blended into the required recipe, and then reformed in, to produce a value-added product. a choice of several different processes.

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

Common Stock

We are authorized to issue 495,000,000 shares of Common Stock with $0.001 par value per share. As of our fiscal year ended February 28, 2022, there were 23,016,330 shares of Common Stock issued and outstanding and 3,688,524 shares reserved for issuance upon the exercise of issued and outstanding options.

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

Our stock transfer agent is ClearTrust, LLC., located at 16540 Pointe Village Dr, Suite 205 Lutz, Florida 33558.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. As of our fiscal year ended February 28, 2022, the Company issued 915,000 shares of its preferred stock class D. Our preferred stock is not quoted on any market or system and there is currently no market for our preferred stock.

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

ITEM 6.	Selected Financial Data

Not applicable to a smaller reporting company.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Year Ended February 28, 2022 Compared to Year Ended February 28, 2021.

Sales for the year ended February 28, 2022 was $324,240 compared to $-0- for the year ended February 28, 2021. Cost of goods sold for the year ended February 28, 2022 was $109,253 compared to $-0- for the year ended February 28, 2021. Operating expenses for the year ended February 28, 2022 was $59,003,351 compared to $622,696 for the year ended February 28, 2021. The increase in operating expenses was due to the fact that the Company had cash available and therefore were able to resume operations and their SEC filings. Other income and (expense) for the year ended February 28, 2022 was $11,184,313 compared to $(6,814,746) for the year ended February 28, 2021. During the year ended February 28, 2022 the Company had $221,268 in gain on debt settlement, $10,616,456 in unrealized gain on common stock payable, gain on issued common stock payable of $360,000 and $(13,411) in interest expense, compared to the year ended February 28, 2021 where the Company had $(21,787) loss on derivative for a convertible note payable, $(6,808,276) in unrealized loss on common stock payable and incurred ($28,257) in interest expense.

Net Income (Loss)

Net income (loss) for the years ended February 28, 2022 and 2021 was ($47,604,051) and $(7,437,442), respectively. The decrease in income of $(40,166,609) was due to the sales of $324,240, the cost of goods sold of $109,253, the increase in operating expenses of $58,380,655 and increase in other income and (expense) of $17,999,059.

Liquidity and Capital Resources:

As of February 28, 2022, our assets totaled $18,490,088 which consisted of $6,366,730 in cash, $118,358 in work in progress and $12,005,000 in deposits - related party. The Company's total liabilities were $21,007,525 which consisted of accounts payable and accrued expenses, accounts payable and accrued expenses – related parties, common stock payable – for contracts/agreements, , common stock payable – deposits received on subscriptions agreements, promissory notes payable and promissory notes payable – related parties. As of February 28, 2022, the Company had an accumulated deficit of $67,452,348 and working capital deficit of $14,522,437.

Cash Used in Operating Activities

Net cash used in operating activities for the years ended February 28, 2022 and 2021 was $3,426,104 and $210,367, respectively. The increase in the amount used was attributed to the resumption of operations.

Cash from Investing Activities

Net cash used in investing activities was $11,618,261 and $1,200,000 for the years ended February 28, 2022 and 2021, respectively due to the purchase of treasury stock of $813,261 and deposits to a related party of $10,805,000.

Cash from Financing Activities

Net cash provided by financing activities was $19,441,587 and $3,379,828 for the for the years ended February 28, 2022 and 2021, respectively, which was due to cash received from sale of common stock of $25,000, cash received from sale of common stock subscriptions of $19,484,087 and repayment of a convertible note payable of $67,500.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

B F Borgers CPA PC
FirmID 5041
Denver Colorado. United States

Audited financial statements as of February 28, 2022, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Consolidated Balance Sheets as of February 28, 2022 and 2020;
3.	Consolidated Statements of Operations for the years ended February 28, 2022 and 2020;
4.	Consolidated Statement of Changes in Stockholders’ Deficit for the years ended February 28, 2022 and 2020;
5.	Consolidated Statements of Cash Flows for the years ended February 28, 2022 and 2020;
6.	Consolidated Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Quantum Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quantum Energy, Inc. as of February 28, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

PCAOB ID 5041

Lakewood, CO

August 25, 2022

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

		(Restated)
February 28,	2022	2021

ASSETS
Current Assets
Cash	$6,366,730	$1,969,508
Work in Progress	118,358	—

Total Current Assets	6,485,088	1,969,508

Deposits - Related Party	12,005,000	1,200,000

Total Assets	$18,490,088	$3,169,508

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$166,080	$220,140
Accounts Payable and Accrued Expenses - Related Parties	217,584	305,170
Common Stock Payable - for Contracts/Agreements	1,990,107	1,500,000
Common Stock Payable - Deposits Received on Subscription Agreements	18,515,734	9,128,104
Convertible Note Payable	—	67,500
Derivative Liability	—	116,399
Promissory Notes Payable	76,305	76,305
Promissory Notes Payable - Related Parties	41,715	106,015

Total Current Liabilities	21,007,525	11,519,633

Total Liabilities	21,007,525	11,519,633

Stockholders' Deficit
Preferred Stock Class D - $0.001 Par; 1,500,000 Shares Authorized, 915,000 and -0- Issued and Outstanding, Respectively	915	—
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 332,324 and 323,277 Issued; 332,324 and 323,277 Outstanding, Respectively	332	323
Additional Paid-In-Capital	64,933,850	11,497,849
Accumulated Deficit	(67,452,348)	(19,848,297)
Treasury Stock - 186,096 Shares at Par $0.001	(186)	—

Total Stockholders' Deficit	(2,517,437)	(8,350,125)

Total Liabilities and Stockholders' Deficit	$18,490,088	$3,169,508

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		(Restated)
For the Years Ended February 28,	2022	2021

Sales	$324,240	$—

Cost of Goods Sold	109,253	—

Gross Profit	214,987	—

Operating Expenses
General and Administrative	1,816,320	240,467
Management Fees and Consulting	55,636,607	98,334
Professional Fees	1,550,424	283,895

Total Operating Expenses	59,003,351	622,696

Loss Before Other Income and (Expense)	(58,788,364)	(622,696)

Other Income and (Expense)
Gain on Debt Settlement	221,268	—
Gain (Loss) on Derivative	—	21,787
Unrealized Gain (Loss) on Common Stock Payable	10,616,456	(6,808,276)
Gain on Issued Common Stock Payable	360,000	—
Interest Expense	(13,411)	(28,257)

Total Other Income and (Expense)	11,184,313	(6,814,746)

Income (Loss) Before Income Tax Expense	(47,604,051)	(7,437,442)

Income Tax Expense	—	—

Net Income (Loss)	$(47,604,051)	$(7,437,442)

Weighted Average Number of Common Shares - Basic and Diluted	45,798,221	48,491,485
Net Income (Loss) Per Common Shares - Basic and Diluted	$(1.04)	$(0.15)

The accompanying notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Restated)
For the Years Ended February 28,	2022	2021

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$(47,604,051)	$(7,437,442)

Non-Cash Adjustments:
Common Stock Subscribed for Rent	—	240,000
Preferred Stock Issued for Consulting Services	53,985,000	—
Common Stock Payable for Consulting Services	1,610,107	—
Gain on Derivative	—	(21,787)
Unrealized (Gain) Loss on Common Stock Payable	(10,616,456)	6,808,276
Gain on Debt Settlement	(221,268)	—
Gain on Issued Common Stock Payable	(360,000)	—
Changes in Assets and Liabilities:
Work In Progress	(118,358)	—
Accounts Payable and Accrued Expenses	(30,065)	72,253
Accounts Payable and Accrued Expenses - Related Parties	(71,013)	128,333

Net Cash Flows Used In Operating Activities	(3,426,104)	(210,367)

Cash Flows from Investing Activities
Cash Purchase of Treasury Stock	(813,261)	—
Deposits - Related Party	(10,805,000)	(1,200,000)

Net Cash Flows Used In Investing Activities	(11,618,261)	(1,200,000)

Cash Flows from Financing Activities
Cash Purchase of Common Stock	25,000	—
Proceeds from Stock Subscription	19,484,087	3,379,828
Repayment of Convertible Note Payable	(67,500)	—

Net Cash Flows Provided By Financing Activities	19,441,587	3,379,828

Net Change in Cash	4,397,222	1,969,461

Cash - Beginning of Year	1,969,508	47

Cash - End of Year	$6,366,730	$1,969,508

Cash Paid During the Year for:
Interest	$2,500	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 29, 2020

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Years Ended February 28, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2020	—	$—	323,277	$323	$11,497,849	$(12,410,855)	—	$—	$(912,683)

Net Loss	—	—	—	—	—	(7,437,442)	—	—	(7,437,442)

Balance - February 28, 2021	—	$—	323,277	$323	$11,497,849	$(19,848,297)	—	$—	$(8,350,125)

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Years Ended February 28, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2021	—	$—	323,277	$323	$11,497,849	$(19,848,297)	—	$—	$(8,350,125)

Issuance of Preferred Stock	915,000	915	—	—	53,984,085	—	—	—	53,985,000

Cash Purchase of Common Stock	—	—	2,381	2	24,998	—	—	—	25,000

Common Stock Issued from Subscriptions	—	—	6,667	7	239,993	—	—	—	240,000

Purchase of Treasury Stock	—	—	—	—	(813,075)	—	186,096	(186)	(813,261)

Net Income			—	—	—	(47,604,051)	—	—	(47,604,051)

Balance - February 28, 2022	915,000	$915	332,324	$332	$64,933,850	$(67,452,348)	186,096	$(186)	$(2,517,437)

The accompanying notes are an integral part of these financial statements.

NOTE 1 -	NATURE OF OPERATIONS

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

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2022 and 2021, respectively.

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

At February 28, 2022 and 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3 -	GOING CONCERN

These consolidated financial statements have been prepared in accordance with U.S. GAAP to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of February 28, 2022 and 2021, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets and consolidated statements of operations, the Company has an accumulated deficit and a working capital deficit at February 28, 2022 and 2021. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 -	EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of February 28, 2022 and 2021, respectively, would be as follows:

	February 28, 2022	February 28, 2021
Warrants	1,925,000	2,925,000
TOTAL POSSIBLE DILUTION	1,925,000	3,925,000

At February 28, 2022 and 2021, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 -	OTHER ASSETS

Work in Progress

Work in progress consists of partially manufactured and raw rare earth metal products used in production in the amount of $118,358 at February 28, 2022.

Deposits – Related Party

Deposits – Related Party consist of deposits made to a related party that share board members of the Company. A with a letter of intent signed on October 12,2021 calls for the purchase of shares of common stock of the related party to obtain a majority stake at $2.10 for up to eighteen (18) months with closing on December 15, 2022. The letter of intent is non-binding and if the majority shares are not obtained the deal is terminated and the money is refunded. Hence, the classification of deposits of $12,005,000 at February 28, 2022. The Company is expecting to acquire majority ownership by the closing date.

NOTE 6 -	PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	February 28 2022	February 28 2021
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	5,000	5,000
6% unsecured note payable – April 2019, due on demand	3,325	3,325
8% unsecured notes payable - October 2019, due on demand	65,000	65,000

Total Notes Payable	$76,305	$76,305

Interest expense for the years ended February 28, 2022 and 2021 was $5,814 and $5,807, respectively.

Convertible note payable consists of one note payable in the amount of $-0- and $67,500 at February 28, 2022 and 2021, respectively. The note which was issued in April 2019 for $45,000 accrued interest at an annual rate of 12% and matured in April 2020. In the event of default, the note principal is increased by 150% times the outstanding principal and provides for default interest at 22%. The conversion option expired on October 7, 2020.

NOTE 6 -	PROMISSORY and CONVERTIBLE NOTES PAYABLE - continued

On June 18, 2019, the Company received a default notice from Power Up stating that the Company was in default under the Power Up Note because, among other reasons, the Company failed to comply with the reporting requirements of the Securities Exchange Act of 1934 as required by the Note, and therefore accelerating the terms of the Power Up Note and demanding that the Company pay the default sum of $67,500 together with accrued interest and accrued default interest with respect to the Power Up Note. The Company reached a settlement of this matter with Power Up as of April 2021 in the amount of $70,200. Included in gain on debt conversion of $140,395 for the year ended February 28, 2022, is $23,996 of accrued interest that was not paid and $116,399 of derivative liability.

NOTE 7 -	PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	February 28, 2022	February 28, 2021
0% unsecured note payable - October 2015, due on demand -written off in settlement	––	$2,300
0% unsecured note payable – November 2015, due on demand – written off in settlement	––	2,000
8% unsecured note payable - October 2018, due on demand – written off in settlement	––	60,000
6% unsecured note payable – April 2019, due on demand	15,825	15,825
6% unsecured note payable – April 2019, due on demand	15,890	15,890
8% unsecured note payable - October 2019, due on demand	10,000	10,000
TOTAL	$41,715	$106,015

Interest expense for the years ended February 28, 2022 and 2021 was $7,597 and $7,598, respectively.

Starting January 1, 2019, the Company began accruing a monthly management fee of $15,000 due to an advisory company owned by Andrew J. Kacic, the Company’s former chief executive officer (“CEO”). During the year ended February 28, 2019, the Company recognized management fees of $30,000 under this agreement which amount is included in “Accounts payable and accrued liabilities, related parties” on the consolidated balance sheet at February 28, 2019. Since February 28, 2019, no additional management fees have been accrued since the parties are in dispute. There were no similar management fees due the CEO prior to December 31, 2018. Certain directors and officers of the Company dispute the management fee asserting that no consulting agreement has been executed. It is possible that the amount ultimately paid to the advisory company will be other than the accrued balance of $30,000 due to continuing negotiations between the board of directors and the former CEO. The disputed amount as of the date of these financials is $150,000, which is the remaining 10 (ten) months of the management fee for the calendar year ended 2019. Amounts due to Andrew Kacic at November 30, 2021 and February 28, 2021 were $107,868 and $17,868, respectively. In January 2022, the Company settled their dispute with Andrew Kacic and paid him $88,000. Included in this settlement was $107,868 in accounts payable – related parties, $64,300 in notes payable related parties and $16,573 in accrued interest – related parties. Write off of the notes payable and the accrued interest are included in gain on debt conversion in the amount of $80,873 for the year ended February 28, 2022. Write off of $19,868 of accounts payable related parties is included in professional fees at February 28, 2022.

Certain officers, directors and other related parties of the Company have paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $198,803 and $197,302 at February 2022 and February 28, 2021, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the consolidated balance sheets.

NOTE 8 -	COMMON STOCK PAYABLE

Common Stock Payable – for Contracts/Agreements

Common stock payable for contracts/agreements consist of 1 million shares owed to Raul Factor per the joint venture agreement (Note 11) and 1 million shares owed to landlord for rent at February 28, 2021. On June 7, 2021, 6,667 shares were issued to the landlord. These shares were adjusted to its fair value of $600,000 on June 7, 2021, and $150,000 was recognized as unrealized gain on that date. The Company also recognized a gain on the issuance of these shares in the amount of $360,000. At February 28, 2022, the fair value of the remaining shares owed to Raul Factor were adjusted to its fair value of $380,000 based on the closing price of the stock on that date. The Company recognized unrealized gain (loss) on common stock payable of $370,000 and $(1,060,000) during the years ended February 28, 2022 and 2021, respectively. At February 28, 2022 the Company also owed 3,354,037 shares to various people which was valued at the market rate at date of agreement totaling $1,610,107.

Common Stock Payable – Deposits Received on Subscriptions Agreements

Common stock payable for deposits received on stock subscription agreements consist of 48,898,440 shares owed to various investors who have paid for these shares. At February 28, 2022, the fair value of the these shares were adjusted to its fair value of $18,515,734 based on the closing price of the stock on that date. The Company recognized unrealized gain (loss) on common stock payable of $10,246,456 and $(5,748,276) during years ended February 28, 2022 and 2021, respectively.

NOTE 9 -	COMMON STOCK

Common stock

The Company is authorized to issue 495,000,000 shares of its common stock with a par value of $0.001 per share. All shares of common stock are equal to each other with respect to voting, liquidation, dividend, and other rights. Owners of shares are entitled to one vote for each share owned at any Shareholders’ meeting.

On February 23, 2022, the board of directors approved a 150 to 1 reverse stock split. The reverse has been retrospectively accounted for at March 1, 2020 in the statements of changes in stockholders’ deficit.

Preferred stock

The Company is authorized to issue 5,000,000 shares of its preferred stock with a no-par value per share with no designation of rights and preferences. The Company issued 915,000 shares of its preferred stock class D to pay consulting services in the amount of $53,985,000 during the year ended February 28, 2022. These shares have voting rights of 100 to 1. The shares value was based on the market price of the Company’s common stock of $0.59 on the measurement date multiplied by the voting rights of 100. The reverse stock split did not affect preferred stock.

Treasury Stock

During year ended February 28, 2022, the Company bought back 27,914,411 shares of its common stock in the amount of $813,261 and placed it in treasury. On February 23, 2022, the board of directors approved a 150 to 1 reverse stock split. The reverse has been retrospectively accounted for at March 1, 2020 in the statements of changes in stockholders’ deficit.

NOTE 10 -	WARRANTS

The following is a summary of the Company’s warrants issued and outstanding:

	February 28, 2022		February 28, 2021
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	2,925,000	$.25	3,925,000	$.25
Issued	––	––	––	––
Exercised	––	––	––	––
Expired	(1,000,000)	––	(1,000,000)	––
Ending balance	1,925,000	$0.25	2,925,000	$.25

(a)	Weighted average exercise price per shares

The following table summarizes additional information about the warrants granted by the Company as of November 30, 2021 and February 28, 2021:

Date of Grant	Warrants outstanding	Warrants exercisable	Price	Remaining term (years)
March 20, 2019	1,250,000	1,250,000	.25	.05
April 17, 2019	675,000	675,000	.25	.13
Total warrants	1,925,000	1,925,000	$.25	.08

NOTE 11 -	OTHER MATTERS- Joint Venture

Private Placement – Raul Factor

Pursuant to (2) two prior License and Operating Agreements, the principals of Raul Factor BV agreed to provide an aggregate of $200,000 (USD) to purchase an aggregate of 1,000,000 units of Quantum at a price of $0.20 per Unit, (for an aggregate of 1,000,000 shares of the Company’s common stock plus 18 month warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at a price of $0.25 per share. Pursuant to these transactions, the Company agreed to use $150,000 of the proceeds from the sale of the Units to purchase the distribution rights of EES-E and EETC and in turn the Company would assign such distribution rights to EES-E and EETC respectively. Also, Raul Factor agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements. At the date of this report, while the $200,000 was received from Raul Factor, the stock has yet to be issued. As of February 28, 2022, the stock was valued at $380,000 utilizing the closing price on November 30, 2021.

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

NOTE 12 -	Risks and Uncertainties

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations.

Suprock Litigation

On December 10, 2021, the Company filed an action against the Suprock Parties in the United States District Court of the State of Nevada. (See: 2:21-cv-02184-JAD-BNW Quantum Energy Inc. v. PCS Advisors LLC et al). The complaint alleges breach of implied covenant of good faith & fair dealing, unjust enrichment, and breach of contract. The Company is seeking the return of the shares of its common stock and monetary damages.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended February 28, 2022 and 2020 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended February 28, 2022 and 2020, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his/her successor is elected and qualified, or until their earlier resignation or removal. The following table sets forth certain information as of February 28, 2022, regarding the directors and executive officers of the Company. It is followed by a brief description of the business experience of each executive officer.

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

William Hinz – Director and Chairman

Mr. Hinz became a director and chairman of the board on February 28, 2022. He brings more than 40 years of senior executive experience due to his experience as chairman, CEO, corporate director and president for several global companies.

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

Name and Position	Year Ended Feb 28	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Harry Ewert, CEO and Director	2020	$250,000	—	—	—	—	—	—	$250,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of the February 28, 2022, the ownership of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, and by our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

(2)	Based on 48,491,485 shares of Common Stock issued and outstanding as of February 28, 2022.

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

March 2019 Promissory Note Payable

On March 15, 2019, the Company borrowed $5,000 from Raleigh Kone, a stockholder. This loan is evidenced by a demand promissory note which bears interest at the rate of 8% per annum, computed on the basis of actual number of days based upon a 360-day year. Mr. Kone became a director and co-Chairman of the Company’s board of directors and Executive Vice President on April 23, 2019. The principal and interest due under this note are outstanding as of February 28, 2022.

April 2019 Promissory Notes Payable

In April 2019, the Company borrowed $12,500 from Jeffrey Mallmes, President, Treasurer, and director of the Company, and $12,500 from Raleigh Kone, CEO and director of the Company. These loans are evidenced by promissory demand notes which bear interest at the rate of 6% per annum, computed on the basis of actual number of days based upon a 360-day year. Each lender also received warrants to purchase 225,000 shares of the Company’s common stock. The warrants have an exercise price of $0.25 and expire three years after issuance. The principal and interest due under these notes are outstanding as of February 28, 2022.

Advances from related parties

Mr. Mallmes and certain stockholders of the Company have advanced to the Company in the aggregate approximately $200,000 during the period from 06/26/2018 to 03/30/2019 These funds were used to pay legal, accounting and various operating expenses of the Company.

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for the audit of our annual financial statements for the fiscal years ended February 29, 2020 and February 28, 2022 were $48,600  and $48,600, respectively, with a total for both years of $97,200

Audit Related Fees

None.

Tax Fees

The aggregate tax fees billed by BF Borgers, Independent Registered Public Accounting Firm, for professional services rendered for tax services for the fiscal years ended February 28, 2022 and February 29, 2020 was $-0- and $-0-,respectively.

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

QUANTUM ENERGY INC. (Registrant)

By:
/s/ HARRY EWERT	Date: August 25, 2022
Harry Ewert
CEO