Form 10-Q
period 2022-05-31
QUANTUM ENERGY INC.
filed 2022-10-07
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of May 31, 2022 was approximately 49,491,498.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	May 31,	February 28,
	2022	2022

ASSETS
Current Assets
Cash	$6,533,299	$6,366,730
Loan to MP Special Purposes Corporation Corporation-Related Party	500,000	—
Work in Progress	118,358	118,358
Cash on Hand (Deposit)	100,000	—

Total Current Assets	7,251,657	6,485,088

Property and Equipment, Net	51,458	—

Deposits - Related Party	13,855,000	12,005,000

Total Assets	$21,158,115	$18,490,088

LIABILITIES AND STOCKHOLDERS' EQUTIY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$171,171	$166,080
Accounts Payable and Accrued Expenses - Related Parties	218,273	217,584
Common Stock Payable - for Contracts/Agreements	1,936,518	1,990,107
Common Stock Payable - Deposits Received on Subscription Agreements	18,703,046	18,515,734
Promissory Notes Payable	67,980	76,305
Promissory Notes Payable - Related Parties	41,715	41,715

Total Current Liabilities	21,138,703	21,007,525

Total Liabilities	21,138,703	21,007,525

Stockholders' Equity (Deficit)
Preferred Stock Class D - $0.001 Par; 1,500,000 Shares Authorized, 918,000 and 915,000 Issued and Outstanding, Respectively	918	915
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 139,138 and 332,324 Issued; 139,138 and 146,228 Outstanding, Respectively	139	332
Additional Paid-In-Capital	65,023,312	11,488,700
Accumulated Deficit	(65,004,957)	(14,007,198)
Treasury Stock; -0- and 186,096 Shares, Respectively at Par $0.001	—	(186)

Total Stockholders' Equity (Deficit)	19,412	(2,517,437)

Total Liabilities and Stockholders' Equity (Deficit)	$21,158,115	$18,490,088

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

		(Restated)
For the Three Months Ended May 31,	2022	2021

Sales	$—	$—

Cost of Goods Sold	—	—

Gross Profit	—	—

Operating Expenses
General and Administrative	575,960	335,139
Management Fees and Consulting	25,506	—
Professional Fees	964,998	333,090

Total Operating Expenses	1,566,464	668,229

Loss Before Other Income and (Expense)	(1,566,464)	(668,229)

Other Income and (Expense)
Gain on Debt Settlement	—	140,395
Unrealized Gain (Loss) on Common Stock Payable	4,014,631	648,473
Interest Expense	(776)	(3,368)

Total Other Income and (Expense)	4,013,855	785,500

Income Before Income Tax Expense	2,447,391	117,271

Income Tax Expense	—	—

Net Income for the Period	$2,447,391	$117,271

Weighted Average Number of Common Shares - Basic and Diluted	142,343	323,277

Net Income for the Period Per Common Shares - Basic and Diluted	$17.19	$0.36

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

		(Restated)
For the Three Months Ended May 31,	2022	2021

Cash Flows from Operating Activities

Net Income for the Period	$2,447,391	$117,271

Non-Cash Adjustments:
Depreciation	1,942	—
Preferred Stock Issued for Consulting Services	89,458	—
Common Stock Payable for Consulting Services	24,611	—
Unrealized Gain on Common Stock Payable	(4,014,631)	(648,473)
Gain on Debt Settlement	—	(140,395)
Changes in Assets and Liabilities:
Escrow	(500,000)	—
Work In Progress	—	(63,000)
Accounts Payable and Accrued Expenses	5,091	14,596
Accounts Payable and Accrued Expenses - Related Parties	689	1,499

Net Cash Flows Used In Operating Activities	(1,945,449)	(718,502)

Cash Flows from Investing Activities
Cash Disbursement - Note Receivable	(100,000)	—
Purchase of Property & Equipment	(53,400)	—
Deposits - Related Party	(1,850,000)	(2,430,000)

Net Cash Flows Used In Investing Activities	(2,003,400)	(2,430,000)

Cash Flows from Financing Activities
Proceeds from Stock Subscription	4,123,743	2,600,342
Repayment of Note Payable	(8,325)	—
Repayment of Convertible Note Payable	—	(67,500)

Net Cash Flows Provided By Financing Activities	4,115,418	2,532,842

Net Change in Cash	166,569	(615,660)

Cash - Beginning of Period	6,366,730	1,969,508

Cash - End of Period	$6,533,299	$1,353,848

Cash Paid During the Period for:
Interest	$675	$2,500
Income Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2020 - UNAUDITED

For the Three	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
Months Ended	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
May 31, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2021 - (Restated)	—	$—	323,277	$323	$11,497,849	$(19,848,297)	—	$—	$(8,350,125)

Net Income for the Period - (Restated)	—	—	—	—	—	117,271	—	—	117,271

Balance - May 31, 2021 - (Restated)	—	$—	323,277	$323	$11,497,849	$(19,731,026)	—	$—	$(8,232,854)

For the Three	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
Months Ended	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
May 31, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

Balance - March 1, 2022	915,000	$915	332,324	$332	$64,933,850	$(67,452,348)	(186,096)	$(186)	$(2,517,437)

Issuance of Preferred Stock	2,750	3	—	—	89,455	—	—	—	895

Reclass of Treasury Stock	—	—	(186,096)	(186)			186,096	186	—

Purchase of Treasury Stock	—	—	(7,090)	(7)	7				—

Net Income for the Period	—	—	—	—	—	2,447,391	—	—	2,447,391

Balance - May 31, 2022	917,750	$918	139,138	$139	$65,023,312	$(65,004,957)	—	$—	$19,412

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

MAY 31, 2022

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

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2022 and February 28, 2022, respectively.

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

At May 31, 2022 and February 28, 2022, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of May 31, 2022 and February 28, 2022, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets and consolidated statements of operations, the Company has an accumulated deficit at May 31, 2022 and February 28, 2022 and a working capital deficit at February 28, 2022. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of May 31, 2022 and February 28, 2022, respectively, would be as follows:

	May 31, 2022	February 28, 2022
Warrants	—	1,925,000
TOTAL POSSIBLE DILUTION	—	1,925,000

At February 28, 2022 the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – PROPERTY and EQUIPMENT

Property and equipment consisted of the following at May 31, 2022 and February 28, 2022:

	May 31, 2022	February 28 2022
Trailer	$53,400	$—
Less: Accumulated Depreciation	(1,942)	—
Net Property and Equipment	$51,458	$—

Depreciation expense for the three months ended May 31, 2022 and 2021 was $1,942 and $-0-, respectively.

NOTE 6 - OTHER ASSETS

Work in Progress

Work in progress consists of partially manufactured and raw rare earth metal products used in production in the amount of $118,358 at May 31, 2022 and February 28, 2022.

Deposits – Related Party

Deposits – Related Party consist of deposits made to a related party that share board members of the Company. A with a letter of intent signed on October 12,2021 calls for the purchase of shares of common stock of the related party to obtain a majority stake at $2.10 for up to eighteen (18) months with closing on December 15, 2022. The letter of intent is non-binding and if the majority shares are not obtained the deal is terminated and the money is refunded. Hence, the classification of deposits of $12,005,000 at February 28, 2022. The Company is expecting to acquire majority ownership by the closing date along with deposits of $13,855,000 as of May 31, 2022.

NOTE 7 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	May 31, 2022	February 28, 2022
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	––	5,000
6% unsecured note payable – April 2019, due on demand	––	3,325
8% unsecured notes payable - October 2019, due on demand	65,000	65,000

Total Notes Payable	$67,980	$76,305

NOTE 7 – PROMISSORY and CONVERTIBLE NOTES PAYABLE - continued

Interest expense for the three months ended May 31, 2022 and 2021 was $686 and $1,913, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	May 31, 2022	February 28, 2022
6% unsecured note payable – April 2019, due on demand	15,825	15,825
6% unsecured note payable – April 2019, due on demand	15,890	15,890
8% unsecured note payable - October 2019, due on demand	10,000	10,000
TOTAL	$41,715	$41,715

Interest expense for the three months ended May 31, 2022 and 2021 was $90 and $1,455, respectively.

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

Certain officers, directors and other related parties of the Company have paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $198,803 at May 31, 2022 and February 2022, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the consolidated balance sheets.

NOTE 9 – COMMON STOCK PAYABLE

Common Stock Payable – for Contracts/Agreements

Common stock payable for contracts/agreements consist of 1 million shares owed to Raul Factor per the joint venture agreement (Note 11) and 1 million shares owed to landlord for rent at February 28, 2021. On June 7, 2021, 6,667 shares were issued to the landlord. These shares were adjusted to its fair value of $600,000 on June 7, 2021, and $150,000 was recognized as unrealized gain on that date. The Company also recognized a gain on the issuance of these shares in the amount of $360,000. At May 31, 2022 and February 28, 2022, the fair value of the remaining shares owed to Raul Factor were adjusted to its fair value of $301,800 and $380,000 based on the closing price of the stock on those dates. The Company recognized unrealized gain on common stock payable of $78,200 and $50,000 during the three months ended May 31, 2022 and 2021, respectively. At May 31, 2022 and February 28, 2022 the Company also owed 3,424,934 and 3,354,037 shares, respectively to various people which was valued at the market rates at May 31, 2022 and February 28, 2022 totaling $1,634,718 and $1,610,107, respectively.

NOTE 9 – COMMON STOCK PAYABLE - continued

Common Stock Payable – Deposits Received on Subscriptions Agreements

Common stock payable for deposits received on stock subscription agreements consist of 48,898,440 shares owed to various investors who have paid for these shares. At February 28, 2022, the fair value of the these shares were adjusted to its fair value of $18,515,734 based on the closing price of the stock on that date. The Company recognized unrealized gain (loss) on common stock payable of $10,096,456 and $(5,748,276) during years ended February 28, 2022 and 2021, respectively along with unrealized gain (loss) on common stock payable of (4,014,631) for quarter ending May 31, 2022.

NOTE 10– COMMON STOCK

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

Preferred stock

The Company is authorized to issue 5,000,000 shares of its preferred stock with a no-par value per share with no designation of rights and preferences.  The Company issued 915,000 shares of its preferred stock class D to pay consulting services in the amount of $53,985,000 during the year ended February 28, 2022. During the three months ended May 31, 2022, the Company issued 2,750 shares of its preferred stock in the amount of $89,458. These shares have voting rights of 100 to 1. The shares value was based on the market price of the Company’s common stock of $.3253 and $0.59 on the measurement date. The reverse stock split did not affect preferred stock.

Treasury Stock

During year ended February 28, 2022, the Company bought back 27,914,411 shares of its common stock in the amount of $813,261 and placed it in treasury. On February 23, 2022, the board of directors approved a 150 to 1 reverse stock split. The reverse has been retrospectively accounted for at March 1, 2020 in the statements of changes in stockholders’ deficit.

NOTE 11 - WARRANTS

The following is a summary of the Company’s warrants issued and outstanding:

	May 31, 2022		February 28, 2022
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	1,925,000	$.25	2,925,000	$.25
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	(1,925,000)	—	(1,000,000)	—
Ending balance	—	$0.00	1,925,000	$.25

(a)	Weighted average exercise price per shares

NOTE 12 – OTHER MATTERS- Joint Venture

Private Placement – Raul Factor

Pursuant to (2) two prior License and Operating Agreements, the principals of Raul Factor BV agreed to provide an aggregate of $200,000 (USD) to purchase an aggregate of 1,000,000 units of Quantum at a price of $0.20 per Unit, (for an aggregate of 1,000,000 shares of the Company’s common stock plus 18 month warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at a price of $0.25 per share. Pursuant to these transactions, the Company agreed to use $150,000 of the proceeds from the sale of the Units to purchase the distribution rights of EES-E and EETC and in turn the Company would assign such distribution rights to EES-E and EETC respectively. Also, Raul Factor agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements. At the date of this report, while the $200,000 was received from Raul Factor, the stock has yet to be issued. As of May 31, 2022 and February 28, 2022, the stock was valued at $301,800 and $380,000 utilizing the closing prices on May 31, 2022 and February 28, 2022.

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

NOTE 13 – RISKS and UNCERTAINTIES

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

Results of Operations

Three Months Ended May 31, 2022 Compared to Three Months Ended May 31, 2021.

Sales for the three months ended May 31, 2022 was $0 compared to $-0- for the three months ended May 31, 2021. Cost of goods sold for the three months ended May 31, 2022 was $0 compared to $-0- for the three months ended May 31, 2021. Operating expenses for the three months ended May 31, 2022, was $1,556,464 compared to $668,229 for the three months ended May 31, 2021. The increase in operating expenses was due to the fact that the Company had cash available and therefore were able to resume operations and their SEC filings. Other income and (expense) for the three months ended May 31, 2022 was $4,013,855 compared to $785,500 for the three months ended May 31, 2021. This increase in other income and (expense) of $3,228,355 was due to an increase in unrealized gain on common stock payable of $3,366,158, absence a gain on debt settlement of $140,395 and a decrease in interest expense of $(2,592).

Net Income

Net income for the three months ended May 31, 2022 and 2021 was $2,447,391 and $117,271, respectively. The increase in net income of $2,330,120 was due to increase in other income and (expense) of $3,228,355.

Liquidity and Capital Resources:

As of May 31, 2022, our assets totaled $21,158,115 which consisted of $6,533,299 in cash, $118,358 in work in progress and $13,855,000 in deposits - related party, 51,558 in PPE,$5,00,000 in Escrow-related party, $1,00,000 in Note receivable-related party The Company's total liabilities were $21,138,703 which consisted of accounts payable and accrued expenses, – related parties, common stock payable – for contracts/agreements, , common stock payable – deposits received on subscriptions agreements, promissory notes payable and promissory notes payable – related parties. As of May 31, 2022, the Company had an accumulated deficit of $65,004,957 and working capital deficit of $13,887,046.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended May 31, 2022 and 2021 was $1,945,449 and $718,502-, respectively. The increase in the amount used was attributed to Increase in unrealized gain on common stock payable.

Cash from Investing Activities

Net cash used in investing activities was $2,003,400 and $ 2,430,000 for the three months ended May 31, 2022 and 2021, respectively.

Cash from Financing Activities

Net cash provided by financing activities was $4,115,418 and $2,532842- for the three months ended May 31, 2022 and 2021, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022.

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

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of May 31, 2022, our internal control over financial reporting was not effective. We are in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended May 31, 2022 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

QUANTUM ENERGY, INC.

Date:	10/5/2022	By:	/s/ HARRY EWERT