Form 10-Q/A
period 2022-05-31
QUANTUM ENERGY INC.
filed 2022-10-25
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note: This amendment is being filed solely for the purpose of stating no to whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTUM ENERGY, INC.

Date:	10/25/2022	By:	/s/ HARRY EWERT