Form 10-Q
period 2022-08-31
QUANTUM ENERGY INC.
filed 2023-03-14
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 333-225892

Quantum Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0428608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3805 Rockbottom North Las Vegas, NV	89030
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 702-323-6455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.001 Par Value	QREE	OTC.PK

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of August 31, 2022 was approximately 49,491,498.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	August 31,	February 28,
	2022	2022

ASSETS
Current Assets
Cash	$4,206,410	$6,366,730
Work in Progress	118,358	118,358
Note Receivable - Related Party	600,000	—

Total Current Assets	4,924,768	6,485,088

Property and Equipment, Net	111,561	—

Deposits - Related Party	16,505,000	12,005,000

Total Assets	$21,541,329	$18,490,088

LIABILITIES AND STOCKHOLDERS' EQUTIY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$148,938	$166,080
Accounts Payable and Accrued Expenses - Related Parties	210,168	217,584
Common Stock Payable - for Contracts/Agreements	16,951,893	1,990,107
Common Stock Payable - Deposits Received on Subscription Agreements	208,887,196	18,515,734
Promissory Notes Payable	32,980	76,305
Promissory Notes Payable - Related Parties	—	41,715

Total Current Liabilities	226,231,175	21,007,525

Total Liabilities	226,231,175	21,007,525

Stockholders' Equity (Deficit)
Preferred Stock Class D - $0.001 Par; 1,500,000 Shares Authorized, 918,000 and 915,000 Issued and Outstanding, Respectively	918	915
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 56,560,335 and 332,324 Issued; 139,138 and 146,228 Outstanding, Respectively	56,560	332
Additional Paid-In-Capital	742,052,143	64,933,850
Accumulated Deficit	(946,799,467)	(67,452,348)
Treasury Stock; -0- and 186,096 Shares, Respectively at Par $0.001	—	(186)

Total Stockholders' Equity (Deficit)	(204,689,846)	(2,517,437)

Total Liabilities and Stockholders' Equity (Deficit)	$21,541,329	$18,490,088

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	August 31,	August 31, (Restated)	August 31,	August 31, (Restated)
For the Three Months Ended May 31,	2022	2021	2022	2021

Sales	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses
General and Administrative	455,749	444,095	943,324	779,234
Management Fees and Consulting	3,255,846	—	3,369,915	—
Professional Fees	580,843	302,596	1,545,840	635,686

Total Operating Expenses	4,292,438	746,691	5,859,079	1,414,920

Loss Before Other Income and (Expense)	(4,292,438)	(746,691)	(5,859,079)	(1,414,920)

Other Income and (Expense)
Gain on Debt Settlement	—	—	—	140,395
Unrealized Loss on Common Stock Payable	(788,866,124)	(2,802,388)	(784,851,492)	(2,153,915)
Gain (Loss) on Issued Common Stock Payable	(88,635,348)	360,000	(88,635,348)	360,000
Interest Expense	(600)	(3,368)	(1,200)	(6,736)

Total Other Income and (Expense)	(877,502,072)	(2,445,756)	(873,488,040)	(1,660,256)

Income Before Income Tax Expense	(881,794,510)	(3,192,447)	(879,347,119)	(3,075,176)

Income Tax Expense	—	—	—	—

Net Loss for the Period	$(881,794,510)	$(3,192,447)	$(879,347,119)	$(3,075,176)

Weighted Average Number of Common Shares -
Basic and Diluted	142,343	49,415,398	142,343	48,953,442

Net Income for the Period Per Common Shares -
Basic and Diluted	$(6,194.86)	$(0.06)	$(6,177.66)	$(0.06)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended August 31,	2022	(Restated) 2021

Cash Flows from Operating Activities

Net Loss for the Period	$(879,347,119)	$(3,075,176)

Non-Cash Adjustments:
Depreciation	6,777	—
Preferred Stock Issued for Consulting Services	89,458	—
Common Stock Payable for Consulting Services	3,265,957	—
Unrealized Loss on Common Stock Payable	784,851,492	2,153,915
Gain on Debt Settlement	—	(140,395)
Gain (Loss) on Issued Common Stock Payable	88,635,348	(360,000)
Changes in Assets and Liabilities:
Stock Buyback Account	—	(90,296)
Work In Progress	—	(179,336)
Accounts Payable and Accrued Expenses	(12,146)	(59,622)
Accounts Payable and Accrued Expenses - Related Parties	—	21,719

Net Cash Flows Used In Operating Activities	(2,510,233)	(1,729,191)

Cash Flows from Investing Activities
Cash Purchase of Treasury Stock	—	(559,704)
Cash Disbursement - Note Receivable	(600,000)	—
Purchase of Property & Equipment	(118,338)	—
Deposits - Related Party	(4,500,000)	(6,330,000)

Net Cash Flows Used In Investing Activities	(5,218,338)	(6,889,704)

Cash Flows from Financing Activities
Proceeds from Stock Subscription	5,576,576	11,592,776
Repayment of Note Payable	(8,325)	—
Repayment of Convertible Note Payable	—	(67,500)

Net Cash Flows Provided By Financing Activities	5,568,251	11,525,276

Net Change in Cash	(2,160,320)	2,906,381

Cash - Beginning of Period	6,366,730	1,969,508

Cash - End of Period	$4,206,410	$4,875,889

Cash Paid During the Period for:
Interest	$675	$2,500
Income Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2022 AND 2020 - UNAUDITED

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended August 31, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - June 1, 2021 - (Restated)	—	$—	323,277	$323	$11,497,849	$(19,731,026)	—	$—	$(8,232,854)

Common Stock Issued from Subscriptions - Restated	—	—	6,667	7	239,993	—	—	—	240,000

Cash Purchase of Treasury Stock	—	—	—	—	(559,698)	—	6,450	(6)	(559,704)

Net Income for the Period - (Restated)	—	—	—	—	—	(3,192,447)	—	—	(3,192,447)

Balance - August 31, 2021 - (Restated)	—	$—	329,943	$330	$11,178,144	$(22,923,473)	6,450	$(6)	$(11,745,005)

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended August 31, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

Balance - June 1, 2022	917,750	$918	139,138	$139	$65,023,312	$(65,004,957)	—	$—	$19,412

Purchase of Treasury Stock	—	—	(1,466)	(2)	2				—

Issuance of Common Stock Payable	—	—	56,422,663	56,423	677,028,829	—	—	—	677,085,252

Net Income for the Period	—	—	—	—	—	(881,794,510)	—	—	(881,794,510)

Balance - August 31, 2022	917,750	$918	56,560,335	$56,560	$742,052,143	$(946,799,467)	—	$—	$(204,689,846)

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Six Months Ended August 31, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance - March 1, 2021 - (Restated)	—	$—	323,277	$323	$11,497,849	$(19,848,297)	—	$—	$(8,350,125)

Common Stock Issued from Stubscriptions - Restated	—	—	6,667	7	239,993	—	—	—	240,000

Cash Purchase of Treasury Stock	—	—	—	—	(559,698)	—	6,450	(6)	(559,704)

Net Income for the Period - (Restated)	—	—	—	—	—	(3,075,176)	—	—	(3,075,176)

Balance - August 31, 2021 - (Restated)	—	$—	329,943	$330	$11,178,144	$(22,923,473)	6,450	$(6)	$(11,745,005)

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Six Months Ended August 31, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

Balance - March 1, 2022	915,000	$915	332,324	$332	$64,933,850	$(67,452,348)	(186,096)	$(186)	$(2,517,437)

Issuance of Preferred Stock	2,750	3	—	—	89,455	—	—	—	89,458

Reclass of Treasury Stock	—	—	(186,096)	(186)			186,096	186	—

Purchase of Treasury Stock	—	—	(8,556)	(9)	9	—	—	—	—

Issuance of Common Stock Payable	—	—	56,422,663	56,423	677,028,829	—	—	—	677,085,252

Net Income for the Period	—	—	—	—	—	(879,347,119)	—	—	(879,347,119)

Balance - August 31, 2022	917,750	$918	56,560,335	$56,560	$742,052,143	$(946,799,467)	—	$—	$(204,689,846)

The accompany notes are an integral part of these financial statements.

QUANTUM ENERGY, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS - UNAUDITED

AUGUST 31, 2022

NOTE 1 - NATURE OF OPERATIONS

QUANTUM ENERGY INC. (“the Company”) was incorporated under the name “Boomers Cultural Development Inc.” under the laws of the State of Nevada on February 5, 2004. On May 18, 2006, the Company changed its name to Quantum Energy, Inc.

The Company is a development stage diversified holding company with an emphasis in land holdings, refinery and fuel distribution.

The Company is domiciled in the Unites States of America and trades on the OTC market under the symbol QREE.

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

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2022 and February 28, 2022, respectively.

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

At August 31, 2022 and February 28, 2022, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of August 31, 2022 and February 28, 2022, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets and consolidated statements of operations, the Company has an accumulated deficit at August 31, 2022 and February 28, 2022 and a working capital deficit at February 28, 2022. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of August 31, 2022 and February 28, 2022, respectively, would be as follows:

	August 31, 2022	February 28, 2022
Warrants	––	1,925,000
TOTAL POSSIBLE DILUTION	––	1,925,000

At February 28, 2022 the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – PROPERTY and EQUIPMENT

Property and equipment consisted of the following at August 31, 2022 and February 28, 2022:

	August 31, 2022	February 28 2022
Trailer	$53,400	$––
Vehicle	64,938
Less: Accumulated Depreciation	(6,777)	––
Net Property and Equipment	$111,561	$––

Depreciation expense for the six months ended August 31, 2022 and 2021 was $6,777 and $-0-, respectively.

NOTE 6 - OTHER ASSETS

Work in Progress

Work in progress consists of partially manufactured and raw rare earth metal products used in production in the amount of $118,358 at August 31, 2022 and February 28, 2022.

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

NOTE 7 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	August 31, 2022	February 28, 2022
0% unsecured note payable - December 2013, due on demand	$2,000	$2,000
0% unsecured note payable - November 2015, due on demand	980	980
8% unsecured note payable - October 2018, due on demand	––	5,000
6% unsecured note payable – April 2019, due on demand	––	3,325
8% unsecured notes payable - October 2019, due on demand	30,000	65,000

Total Notes Payable	$32,980	$76,305

NOTE 7 – PROMISSORY and CONVERTIBLE NOTES PAYABLE - continued

Interest expense for the six months ended August 31, 2022 and 2021 was $1,200and $2,910, respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	August 31, 2022	February 28, 2022
6% unsecured note payable – April 2019, due on demand	1	15,825
6% unsecured note payable – April 2019, due on demand	1	15,890
8% unsecured note payable - October 2019, due on demand	1	10,000
TOTAL	$1	$41,715

Interest expense for the six months ended August 31, 2022 and 2021 was $-0- and $3,826, respectively.

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

Certain officers, directors and other related parties of the Company have paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $198,803 at August 31, 2022 and February 2022, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the consolidated balance sheets.

NOTE 9 – COMMON STOCK PAYABLE

Common Stock Payable – Deposits Received on Subscriptions Agreements

Common stock payable for deposits received on stock subscription agreements consist of 17,407,266 shares owed to various investors who have paid for these shares. At August 31, 2022 and February 28, 2022, the fair value of the these shares were adjusted to its fair value of $208,887,196 and $18,515,734 based on the closing price of the stock on that date. The Company recognized unrealized loss on common stock payable of $784,851,492 and $2,153,915 during the six months ended August 31, 2022 and 2021, respectively.

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

Preferred stock

The Company is authorized to issue 5,000,000 shares of its preferred stock with a no-par value per share with no designation of rights and preferences.  The Company issued 915,000 shares of its preferred stock class D to pay consulting services in the amount of $539,850 during the year ended February 28, 2022. During the six months ended August 31, 2022, the Company issued 2,750 shares of its preferred stock in the amount of $89,458. These shares have voting rights of 100 to 1. The shares value was based on the market price of the Company’s common stock of $.3253 and $0.59 on the measurement date. The reverse stock split did not affect preferred stock.

Treasury Stock

During year ended February 28, 2022, the Company bought back 27,914,411 shares of its common stock in the amount of $813,261 and placed it in treasury. On February 23, 2022, the board of directors approved a 150 to 1 reverse stock split. The reverse has been retrospectively accounted for at March 1, 2020 in the statements of changes in stockholders’ deficit.

NOTE 11 - WARRANTS

The following is a summary of the Company’s warrants issued and outstanding:

	August 31, 2022		February 28, 2022
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	1,925,000	$.25	2,925,000	$.25
Issued	––	––	––	––
Exercised	––	––	––	––
Expired	(1,925,000)	––	(1,000,000)	––
Ending balance	––	$0.00	1,925,000	$.25

(a)	Weighted average exercise price per shares

NOTE 12 – RISKS and UNCERTAINTIES

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

Results of Operations

Three Months Ended August 31, 2022 Compared to Three Months Ended August 31, 2021.

Sales for the three months ended August 31, 2022 was $0 compared to $-0- for the three months ended August 31, 2021. Cost of goods sold for the three months ended August 31, 2022 was $0 compared to $-0- for the three months ended August 31, 2021. Operating expenses for the three months ended August 31, 2022, was $556,464 compared to $668,229 for the three months ended August 31, 2021. The increase in operating expenses was due to the fact that the Company had cash available and therefore were able to resume operations and their SEC filings. Other income and (expense) for the three months ended August 31, 2022 was $4,013,855 compared to $785,500 for the three months ended August 31, 2021. This increase in other income and (expense) of $3,228,355 was due to an increase in unrealized gain on common stock payable of $3,366,158, absence a gain on debt settlement of $140.395 and a decrease in interest expense of $(2,592).

Net Income

Net income for the three months ended August 31, 2022 and 2021 was $2,447,391 and $117,271, respectively. The increase in net income of $2,330,120 was due to the sales and increase in operating expenses of $978,290 and increase in other income and (expense) of $3,228,355.

Liquidity and Capital Resources:

As of August 31, 2022, our assets totaled $21,158,115 which consisted of $6,533,299 in cash, $118,358 in work in progress and $13,855,000 in deposits - related part,51,558 in PPE,$5,00,000 in Escrow-related party,$1,00,000 in Note receivable-related party The Company's total liabilities were $21,138,703 which consisted of accounts payable and accrued expenses, – related parties, common stock payable – for contracts/agreements, , common stock payable – deposits received on subscriptions agreements, promissory notes payable and promissory notes payable – related parties. As of May 31, 2022, the Company had an accumulated deficit of $65,004,957 and working capital deficit of $13,887,046.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended August 31, 2022 and 2021 was $1,945,449 and $718,502-, respectively. The increase in the amount used was attributed to Increase in unrealized gain on common stock payable.

Cash from Investing Activities

Net cash used in investing activities was $2,003,400 and $ 2,430,000 for the three months ended August 31, 2022 and 2021, respectively.

Cash from Financing Activities

Net cash provided by financing activities was $4,115,418 and $2,532842- for the three months ended August 31, 2022 and 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022.

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

Management has conducted, with the participation of our president, our principal executive officer and our principal accounting officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of August 31, 2022, our internal control over financial reporting was not effective. We are in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended August 31, 2022 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

QUANTUM ENERGY, INC.

Date:	10/28/2022	By:	/s/ HARRY EWERT