Form 10-Q
period 2022-11-30
QUANTUM ENERGY INC.
filed 2023-03-22
CIK 1295961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of issuer’s common stock, par value $0.001 per share, outstanding as of November 30, 2022 was approximately 49,491,498.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUANTUM ENERGY, INC.

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	November 30,	February 28,
	2022	2022
ASSETS
Current Assets
Cash	$10,031,784	$6,366,730
Work in Progress	118,358	118,358
Note Receivable - Related Party	600,000	—

Total Current Assets	10,750,142	6,485,088

Property and Equipment, Net	101,315	—

Deposits - Related Party	17,805,000	12,005,000

Total Assets	$28,656,457	$18,490,088

LIABILITIES AND STOCKHOLDERS' EQUTIY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$143,297	$166,080
Accounts Payable and Accrued Expenses - Related Parties	210,168	217,584
Bonds Payable	4,920,977	—
Common Stock Payable - for Contracts/Agreements	8,000,000	1,990,107
Common Stock Payable - Deposits Received on Subscription Agreements	—	18,515,734
Promissory Notes Payable	30,000	76,305
Promissory Notes Payable - Related Parties	—	41,715

Total Current Liabilities	13,304,442	21,007,525

Total Liabilities	13,304,442	21,007,525

Stockholders' Equity (Deficit)
Preferred Stock Class D - $0.001 Par; 1,500,000 Shares Authorized, 918,250 and 915,000 Issued and Outstanding, Respectively	918	915
Common Stock - $0.001 Par; 495,000,000 Shares Authorized, 149,633,884 and 332,324 Issued and Outstanding, Respectively	149,633	332
Additional Paid-In-Capital	1,458,667,742	64,933,850
Accumulated Deficit	(1,443,466,278)	(67,452,348)
Treasury Stock; -0- and 186,096 Shares, Respectively at Par $0.001	—	(186)

Total Stockholders' Equity (Deficit)	15,352,015	(2,517,437)

Total Liabilities and Stockholders' Equity (Deficit)	$28,656,457	$18,490,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
For the Three Months Ended May 31,	2022	2021	2022	2021

Sales	$—	$324,240	$—	$324,240

Cost of Goods Sold	—	109,253	—	109,253

Gross Profit	—	214,987	—	214,987

Operating Expenses
General and Administrative	870,950	672,761	1,817,026	1,451,994
Management Fees and Consulting	16,265	—	3,386,180	—
Professional Fees	902,379	310,383	2,448,219	946,070

Total Operating Expenses	1,789,594	983,144	7,651,425	2,398,064

Loss Before Other Income and (Expense)	(1,789,594)	(768,157)	(7,651,425)	(2,183,077)

Other Income and (Expense)
Gain on Debt Settlement	2,980	—	2,980	140,395
Unrealized Gain (Loss) on Common Stock Payable	(499,748,593)	9,589,356	(1,284,600,085)	7,435,441
Gain (Loss) on Issued Common Stock Payable	4,948,406	—	(83,686,942)	360,000
Interest Expense	(80,010)	(3,347)	(78,458)	(10,083)

Total Other Income and (Expense)	(494,877,217)	9,586,009	(1,368,362,505)	7,925,753

Income Before Income Tax Expense	(496,666,811)	8,817,852	(1,376,013,930)	5,742,676

Income Tax Expense	—	—	—	—

Net Income (Loss) for the Period	$(496,666,811)	$8,817,852	$(1,376,013,930)	$5,742,676

Weighted Average Number of Common Shares -
Basic and Diluted	56,560,335	329,943	18,813,048	50,425,551

Net Income for the Period Per Common Shares -
Basic and Diluted	$(8.78)	$26.73	$(73.14)	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended November 30,	2022	2021

Cash Flows from Operating Activities

Net Loss for the Period	$(1,376,013,930)	$5,742,676

Non-Cash Adjustments:
Depreciation	17,023	—
Preferred Stock Issued for Consulting Services	105,723	—
Common Stock Payable for Consulting Services	3,265,957	—
Unrealized (Gain) Loss on Common Stock Payable	1,284,600,085	(7,435,441)
Gain on Debt Settlement	(2,980)	(140,395)
(Gain) Loss on Issued Common Stock Payable	83,686,942	(360,000)
Changes in Assets and Liabilities:
Work In Progress	—	(118,358)
Accounts Payable and Accrued Expenses	(17,787)	(60,574)
Accounts Payable and Accrued Expenses - Related Parties	—	34,978

Net Cash Flows Used In Operating Activities	(4,358,967)	(2,337,114)

Cash Flows from Investing Activities
Cash Purchase of Treasury Stock	—	(813,261)
Cash Disbursement - Note Receivable	(600,000)	—
Purchase of Property & Equipment	(118,338)	—
Deposits - Related Party	(5,800,000)	(8,080,000)

Net Cash Flows Used In Investing Activities	(6,518,338)	(8,893,261)

Cash Flows from Financing Activities
Proceeds from Stock Subscription	9,629,707	17,489,421
Bond Payable	4,920,977	—
Repayment of Note Payable	(8,325)	—
Repayment of Convertible Note Payable	—	(67,500)

Net Cash Flows Provided By Financing Activities	14,542,359	17,421,921

Net Change in Cash	3,665,054	6,191,546

Cash - Beginning of Period	6,366,730	1,969,508

Cash - End of Period	$10,031,784	$8,161,054

Cash Paid During the Period for:
Interest	$78,458	$2,500
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2022 AND 2021 - UNAUDITED

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended November 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance - September 1, 2021	—	$—	329,943	$330	$11,179,105	$(22,923,473)	967,567	$(967)	$(11,745,005)
Cash Purchase of Treasury Stock	—	—	—	—	(245,710)	—	7,846,844	(7,847)	(253,557)
Net Income for the Period	—	—	—	—	—	8,817,852	—	—	8,817,852
Balance - November 30, 2021	—	$—	329,943	$330	$10,933,395	$(14,105,621)	8,814,411	$(8,814)	$(3,180,710)

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Three Months Ended November 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance - September 1, 2022	917,750	$918	56,560,335	$56,560	$742,052,143	$(946,799,467)	—	$—	$(204,689,846)
Issuance of Preferred Stock	500	—	—	—	16,265	—	—	—	16,265
Issuance of Common Stock Payable	—	—	93,073,549	93,073	716,599,334	—	—	—	716,692,407
Net Income for the Period	—	—	—	—	—	(496,666,811)	—	—	(496,666,811)
Balance - November 30, 2022	918,250	$918	149,633,884	$149,633	$1,458,667,742	$(1,443,466,278)	—	$—	$15,352,015

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Nine Months Ended November 30, 2021	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance - March 1, 2021	—	$—	323,277	$323	$11,497,849	$(19,848,297)	—	$—	$(8,350,125)
Common Stock Issued from Subscriptions - Restated	—	—	6,667	7	239,993	—	—	—	240,000
Cash Purchase of Treasury Stock	—	—	—	—	(804,447)	—	8,814,411	(8,814)	(813,261)
Net Income for the Period	—	—	—	—	—	5,742,676	—	—	5,742,676
Balance - November 30, 2021	—	$—	329,943	$330	$10,933,395	$(14,105,621)	8,814,411	$(8,814)	$(3,180,710)

	Preferred Stock Class D		Common Stock		Additional		Treasury Stock		Total
	$0.001 Par		$0.001 Par		Paid-In	Accumulated	$0.001 Par		Stockholders'
For the Nine Months Ended November 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)
Balance - March 1, 2022	915,000	$915	332,324	$332	$64,933,850	$(67,452,348)	(186,096)	$(186)	$(2,517,437)
Issuance of Preferred Stock	3,250	3	—	—	105,720	—	—	—	105,723
Reclass of Treasury Stock	—	—	(186,096)	(186)			186,096	186	—
Purchase of Treasury Stock	—	—	(8,556)	(9)	9	—	—	—	—
Issuance of Common Stock Payable	—	—	149,496,212	149,496	1,393,628,163	—	—	—	1,393,777,659
Net Income for the Period	—	—	—	—	—	(1,376,013,930)	—	—	(1,376,013,930)
Balance - November 30, 2022	918,250	$918	149,633,884	$149,633	$1,458,667,742	$(1,443,466,278)	—	$—	$15,352,015

The accompanying notesi.8re an integral part of these unaudited condensed financial statements.

QUANTUM ENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS- UNAUDITED

FEBRUARY 28, 2022

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

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, promissory notes payable, and promissory notes payable - related parties. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2022 and February 28, 2022, respectively.

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

At November 30, 2022 and February 28, 2022, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of November 30, 2022 and February 28, 2022, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying consolidated balance sheets and consolidated statements of operations, the Company has an accumulated deficit at November 30, 2022 and February 28, 2022 and a working capital deficit at November 30, 2022 and February 28, 2022. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial revenue. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

NOTE 4 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities as of November 30, 2022 and February 28, 2022, respectively, would be as follows:

	November	February
	30, 2022	28, 2022
Warrants	––	1,925,000
TOTAL POSSIBLE DILUTION	––	1,925,000

At February 28, 2022 the effect of the Company's outstanding options and warrants would have been anti-dilutive.

NOTE 5 – PROPERTY and EQUIPMENT

Property and equipment consisted of the following at November 30, 2022 and February 28, 2022:

	November	February
	30, 2022	28, 2022
Trailer	$53,400	$––
Vehicle	64,938
Less: Accumulated Depreciation	(17,023)	––
Net Property and Equipment	$101,315	$––

Depreciation expense for the three and nine months ended November 30, 2022 and 2021 was $10,246 (2021: $-0-) and $17,023 (2021: $-0-), respectively.

NOTE 6 - OTHER ASSETS

Work in Progress

Work in progress consists of partially manufactured and raw rare earth metal products used in production in the amount of $118,358 at November 30, 2022 and February 28, 2022.

Deposits – Related Party

Deposits – Related Party consist of deposits made to a related party that share board members of the Company. A with a letter of intent signed on October 12,2021 calls for the purchase of shares of common stock of the related party to obtain a majority stake at $2.10 for up to eighteen (18) months with closing on December 15, 2022. The letter of intent is non-binding and if the majority shares are not obtained the deal is terminated and the money is refunded. Hence, the classification of deposits of $17,805,000 and $12,005,000 at November 30, 2022 and February 28, 2022, respectively. The Company is expecting to acquire majority ownership by the closing date.

NOTE 7 – PROMISSORY and CONVERTIBLE NOTES PAYABLE

The Company’s outstanding notes payable are summarized as follows:

	November	February
	30, 2022	28, 2022
0% unsecured note payable - December 2013, due on demand	$––	$2,000
0% unsecured note payable - November 2015, due on demand	––	980
8% unsecured note payable - October 2018, due on demand	––	5,000
6% unsecured note payable – April 2019, due on demand	––	3,325
8% unsecured notes payable - October 2019, due on demand	30,000	65,000

Total Notes Payable	$30,000	$76,305

NOTE 7 – PROMISSORY and CONVERTIBLE NOTES PAYABLE - continued

Interest expense for the three and nine months ended November 30, 2022 and 2021 was $600 (2021: $1,453) $1,800 (2021: $4,363), respectively.

NOTE 8 – PROMISSORY NOTES PAYABLE, RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

The Company’s outstanding notes payable, related party are summarized as follows:

	November 30,	February 28,
	2022	2022
6% unsecured note payable – April 2019, due on demand	––	15,825
6% unsecured note payable – April 2019, due on demand	––	15,890
8% unsecured note payable - October 2019, due on demand	––	10,000
TOTAL	$––	$41,715

Interest expense for the three and nine months ended November 30, 2022 and 2021 was $-0- (2021: $1,894) and $-0- and (2021: $5,720), respectively.

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

Certain officers, directors and other related parties of the Company have paid various expenses on behalf of the Company. Balances due to the officers, directors and a related company for reimbursement of these expenses were $198,803 at November 30, 2022 and February 2022, respectively, which amounts are included in “Accounts payable and accrued liabilities - related parties” on the consolidated balance sheets.

NOTE 9 – COMMON STOCK PAYABLE

Common Stock Payable – for Contracts/Agreements

Common stock payable for contracts/agreements consists of 1 million shares owed to Raul Factor per the joint venture agreement (Note 11) and 1 million shares owed to landlord for rent at February 28, 2021. On June 7, 2021, 6,667 shares were issued to the landlord. These shares were adjusted to its fair value of $600,000 on June 7, 2021, and $150,000 was recognized as unrealized gain on that date. The Company also recognized a gain on the issuance of these shares in the amount of $360,000. At November 30, 2022 and February 28, 2022, the fair value of the remaining shares owed to Raul Factor were adjusted to its fair value of $8,000,000 and $380,000 based on the closing price of the stock on those dates. The Company recognized unrealized gain (loss) on common stock payable of $4,000,000 (2021: $250,000) and ($7,620,000) (2021: $6,955,441) during the three and nine months ended November 30, 2022 and 2021, respectively. At November 30, 2022 and February 28, 2022, the Company also owed -0- and 3,354,037 shares, respectively to various people which was valued at the market rates at November 30, 2022 and February 28, 2022 totaling $-0- and $1,610,107, respectively.

NOTE 10 – BOND PAYABLE

The Company is authorized to sell $15,000,000 in bonds. $5,000,000 are tax exempt with an interest rate of 8.9%. Both bond offerings are expected to mature on December 15, 2027. At November 30, 2022 and February 28, 2022 bonds payable were $4,920,977 and $-0-, respectively.

NOTE 11– COMMON STOCK

Common stock

The Company is authorized to issue 495,000,000 shares of its common stock with a par value of $0.001 per share. All shares of common stock are equal to each other with respect to voting, liquidation, dividend, and other rights. Owners of shares are entitled to one vote for each share owned at any Shareholders’ meeting.

On February 23, 2022, the board of directors approved a 150 to 1 reverse stock split. The reverse has been retrospectively accounted for at March 1, 2021 in the statements of changes in stockholders’ deficit.

Preferred stock

The Company is authorized to issue 5,000,000 shares of its preferred stock with a no-par value per share with no designation of rights and preferences. The Company issued 915,000 shares of its preferred stock class D to pay consulting services in the amount of $539,850 during the year ended February 28, 2022. During the nine months ended November 30, 2022, the Company issued 3,250 shares of its preferred stock in the amount of $105,723. These shares have voting rights of 100 to 1. The shares value was based on the market price of the Company’s common stock of $.3253 and $0.59 on the measurement date. The reverse stock split did not affect preferred stock.

Treasury Stock

During year ended February 28, 2022, the Company bought back 27,914,411 shares of its common stock in the amount of $813,261 and placed it in treasury. On February 23, 2022, the board of directors approved a 150 to 1 reverse stock split. The reverse has been retrospectively accounted for at March 1, 2021 in the statements of changes in stockholders’ deficit.

NOTE 12 - WARRANTS

The following is a summary of the Company’s warrants issued and outstanding:

	November 30,		February 28,
	2022		2022
	Warrants	Price (a)	Warrants	Price (a)
Beginning balance	1,925,000	$.25	2,925,000	$.25
Issued	––	––	––	––
Exercised	––	––	––	––
Expired	(1,925,000)	––	(1,000,000)	––
Ending balance	––	$0.00	1,925,000	$.25

(a)	Weighted average exercise price per shares

NOTE 13 – OTHER MATTERS- Joint Venture

Private Placement – Raul Factor

Pursuant to (2) two prior License and Operating Agreements, the principals of Raul Factor BV agreed to provide an aggregate of $200,000 (USD) to purchase an aggregate of 1,000,000 units of Quantum at a price of $0.20 per Unit, (for an aggregate of 1,000,000 shares of the Company’s common stock plus 18 month warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at a price of $0.25 per share. Pursuant to these transactions, the Company agreed to use $150,000 of the proceeds from the sale of the Units to purchase the distribution rights of EES-E and EETC and in turn the Company would assign such distribution rights to EES-E and EETC respectively. Also, Raul Factor agreed to invest the required reasonable funding as determined by the board of directors of EETC for the startup, working capital, specific module development and required 6 months of economic demonstration of carpet and artificial turf into energy or value-added products for EETC. Also, EES agreed to contribute its module technologies developed by or available via license agreements from others to EES further on to EES-E via license agreements conforming to the terms set forth in these License and Operating Agreements. Raul Factor also agreed to fund additional capital requirements. At the date of this report, while the $200,000 was received from Raul Factor, the stock has yet to be issued. As of November 30, 2022 and February 28, 2022, the stock was valued at $8,000,000 and $380,000 utilizing the closing prices on November 30, 2022 and February 28, 2022.

NOTE 14 – RISKS and UNCERTAINTIES

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

QUANTUM ENERGY, INC.

Date:	1/31/2023	By:	/s/ HARRY EWERT